Form 10-Q
period 1996-03-31
COMMODORE MEDIA INC
filed 1996-05-15
CIK 945821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the period ended

                                 March 31, 1996

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from __________ to __________

                        Commission file number: 33-92732

                              Commodore Media, Inc.
             (Exact name of registrant as specified in its charter)
                       See Table of Additional Registrants

              Delaware                                            13-3034720
 (State or other jurisdiction of                                (IRS Employer
   incorporation or organization)                            Identification No.)

 500 Fifth Avenue, Ste. 3000, New York, NY                          10110
     (Address of principal executive offices)                     (Zip Code)

                                 (212) 302-2727
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Shares Outstanding at
                          Class                       March 31, 1996
                          -----                   ----------------------
         Class A Common Stock, $.01 par value           61,002
         Class B Common Stock, $.01 par value          486,373


As of March 31, 1996, there was no public market for the Company's common stock.

                               Page 1 of 24 Pages

                        TABLE OF ADDITIONAL REGISTRANTS

                                             STATE OR OTHER       PRIMARY         I.R.S. EMPLOYER
                                             JURISDICTION OF      STANDARD        IDENTIFICATION
               NAME                          INCORPORATION       INDUSTRIAL           NUMBER
                                                               CERTIFICATION
                                                                  NUMBER
Commodore Media of Delaware, Inc.               Delaware           4832             51-0286804

Commodore Media of Kentucky, Inc.               Delaware           4832             61-0997863

Commodore Media of Pennsylvania, Inc.           Delaware           4832             23-2207457

Commodore Media of Norwalk, Inc.                Delaware           4832             06-1277523

Commodore Media of Florida, Inc.                Delaware           4832             59-2813110

Commodore Media of Westchester, Inc.            Delaware           4832             13-3356485

Commodore Holdings, Inc.                        Delaware           4832             13-3858506

Danbury Broadcasting, Inc.                      Connecticut        4832             13-3653113

                              COMMODORE MEDIA, INC.


                                      INDEX




PART I - FINANCIAL INFORMATION                                      PAGE
                                                                   NUMBER
                                                                   ------

Item 1     Financial Statements (unaudited)


           Consolidated Balance Sheets ............................  4


           Consolidated Statements of Operations ..................  5


           Condensed Consolidated Statements of Cash Flows ........  6


           Consolidated Statement of Stockholders' Deficit ........  7


           Notes to Consolidated Financial Statements .............  8

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..........  12

PART II - OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security-Holders....  17

Item 5      Other Information......................................  17
Item 6      Exhibits and Reports on Form 8 - K ....................  18

            Signatures ............................................  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       December 31,          March 31,
                                                                           1995                1996
                                                                       ------------        ------------
ASSETS
Current assets:
     Cash and short term cash investments                              $ 10,891,489        $  5,086,725
     Accounts receivable, net                                             6,131,447           4,908,411
     Prepaid expenses and other current assets                              285,412             452,451
                                                                       ------------        ------------
         Total current assets                                            17,308,348          10,447,587

Property, plant and equipment, net                                        8,080,043          10,015,567
FCC licenses, net                                                        18,769,172          29,628,878
Goodwill, net                                                             1,998,453           5,584,498
Other intangible assets                                                   1,761,306           1,934,213
Deferred charges, net                                                     3,910,582           4,184,346
Deposits and other assets                                                   982,876           1,415,769
                                                                       ------------        ------------
         Total assets                                                  $ 52,810,780        $ 63,210,858
                                                                       ============        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilites:
     Accounts payable and accrued expenses                             $  1,774,256        $  1,546,938
     Accrued compensation                                                   815,162             415,972
     Accrued interest                                                       960,368           2,412,728
     Accrued income taxes                                                    16,840              10,603
     Current maturities of long-term debt                                    11,977              11,977
                                                                       ------------        ------------
         Total current liabilities                                        3,578,603           4,398,218

Long-term debt                                                           65,142,763          74,465,671
Non-current compensation                                                  1,482,275           1,463,345
Note payable - officer                                                    1,161,706           1,174,617
Deferred income taxes                                                          --             1,700,000

Stockholders' deficit:
     Class A Common Stock, $0.01 par value; 3,000,000
        shares authorized, 146,526 issued                                     1,465               1,465
     Class B Common Stock, convertible into Class A Common Stock
       $0.01 par value; 486,373 shares authorized and issued                  4,864               4,864
     Additional paid-in capital                                          23,580,184          23,580,184
     Accumulated deficit                                                (42,115,080)        (43,551,506)
                                                                       ------------        ------------
                                                                        (18,528,567)        (19,964,993)
     Less treasury stock, at cost                                            26,000              26,000
                                                                       ------------        ------------
         Total stockholders' deficit                                    (18,554,567)        (19,990,993)
                                                                       ------------        ------------
         Total liabilities and stockholders' deficit                   $ 52,810,780        $ 63,210,858
                                                                       ============        ============

See accompanying notes.

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  For the Three Months ended:
                                                  ---------------------------
                                                 March 26,          March 31,
                                                   1995               1996
                                                -----------        -----------

Total revenue                                   $ 6,507,658        $ 8,047,568
Less:  agency commissions                          (540,271)          (631,887)
                                                -----------        -----------
Net revenue                                       5,967,387          7,415,681

Operating expenses:
         Programming, technical and news          1,090,881          1,513,468
         Sales and promotion                      1,867,684          2,421,153
         General and administrative               1,210,206          1,440,612
Corporate expenses                                  460,738            465,684
Depreciation and amortization                       436,991            480,210
Long-term incentive compensation                    584,935               --
                                                -----------        -----------

Operating income                                    315,952          1,094,554
Interest expense                                    829,790          2,451,638
Interest income                                         110            115,252
Other expenses, net                                  56,666            167,594
                                                -----------        -----------
Income (loss) before provision for income
         taxes                                     (570,394)        (1,409,426)
Provision for income taxes                           15,000             27,000
                                                -----------        -----------
Net income (loss)                               $  (585,394)       $(1,436,426)
                                                ===========        ===========


                                      -5-
See accompanying notes.

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         For the Three Months ended:
                                                                         ---------------------------
                                                                        March 26            March 31
                                                                          1995                1996
                                                                      ------------        ------------

Net cash provided by operating activities                             $     59,632        $  1,890,560

Cash flows from investing activities
         Purchase of property, plant and equipment                         (42,030)           (124,192)
         Deferred acquisition costs                                           --              (290,766)
         Loans to stockholders and employees                               (65,488)               --
         Deposit on acquisitions                                          (150,000)           (915,000)
         Acquisitions of stations                                             --           (14,400,000)
         Other investing activities, net                                   (12,646)            (68,177)
                                                                      ------------        ------------
         Net cash (used in) investing activities                          (270,164)        (15,798,135)

Cash flows from financing activities
         Proceeds from debt                                                   --             8,500,000
         Payment of deferred debt issuance costs                          (224,101)           (393,734)
         Repayment of amounts borrowed                                    (333,333)               --
         Principal payments on capital leases                               (1,463)             (3,455)
         Purchase of redeemable warrant                                 (1,000,000)               --
         Repurchase of common stock                                        (25,000)               --
                                                                      ------------        ------------
         Net cash provided by (used in) financing activities            (1,583,897)          8,102,811
                                                                      ------------        ------------

Net decrease in cash and short term cash investments                    (1,794,429)         (5,804,764)
Cash and short term cash investments beginning of period                 2,042,249          10,891,489
                                                                      ------------        ------------
Cash and short term cash investments end of period                    $    247,820        $  5,086,725
                                                                      ============        ============

                Interest paid                                         $    958,418        $     46,738
                Taxes paid                                                 224,440              58,908


See accompanying notes.

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)




                                                                ADDITIONAL                                     TOTAL
                                          COMMON STOCK           PAID-IN      ACCUMULATED     TREASURY      STOCKHOLDERS'
                                     CLASS A        CLASS B      CAPITAL        DEFICIT        STOCK           DEFICIT
                                   ------------  ------------  ------------  ------------   ------------    -------------

Balance at December 31, 1995       $      1,465  $      4,864  $ 23,580,184  $(42,115,080)  $    (26,000)   $(18,554,567)


Net loss for the period                                                        (1,436,426)                    (1,436,426)
                                   ------------  ------------  ------------  ------------   ------------    ------------

Balance at March 31, 1996          $      1,465  $      4,864  $ 23,580,184  $(43,551,506)  $    (26,000)   $(19,990,993)
                                   ============  ============  ============  ============   ============    ============

See accompanying notes.

                              COMMODORE MEDIA,INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

2.  RECAPITALIZATION TRANSACTIONS

         On April 21, 1995 the Company completed the offering of its 13 1/4% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes"). The gross proceeds of approximately $65.0 million were used to: (i) retire existing senior and subordinated indebtedness of approximately $39.2 million resulting in an extraordinary loss of approximately $444,000; (ii) redeem the preferred stock of approximately $8.7 million; (iii) pay the long-term incentive compensation of Mr. Friedman and Mr. Shea of approximately $1.9 million; (iv) pay a portion of the estimated fees and expenses of the Recapitalization Transactions which total approximately $3.5 million; and (v) reserve approximately $11.7 million for general corporate purposes, possible future acquisitions and to fund the purchase of radio station WQOL-FM in Vero Beach, Florida. In addition, the Company converted all of its existing common stock for 486,373 shares of its Class B Common Stock ("Class B") and 146,526 shares (including treasury shares) of its Class A Common Stock ("Class A"). At the time of conversion, Mr. Friedman and Mr. Shea purchased 27,369 shares and 6,319 shares, respectively, of Class A from Mr. Burden. The consolidated financial statements have been retroactively adjusted for this conversion. Furthermore, on April 21, 1995 William A.M. Burden and Company, an affiliated entity, exercised its option to acquire 27,314 shares of Class A from the Company. Each share of Class B is entitled to 8 votes and each share of Class A is entitled to 1 vote. The above transactions constitute the Recapitalization Transactions.

         On May 26, 1995 the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 offering to exchange the Senior Subordinated Notes for new notes which are substantially identical except they are freely transferable (the "Exchange Offer"). The Form S-4 became effective on July 28, 1995 and the Exchange Offer was consummated on August 28, 1995.

                              COMMODORE MEDIA,INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)

3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS

         On March 27, 1996 the Company purchased (i) certain defined assets of radio stations WZZN-FM in Mount Kisco, New York, WVYB-FM in Patterson, New York and WPUT-AM in Brewster, New York from Hudson Valley Growth, L.P. for $4,950,000 and (ii) all of the issued and outstanding common stock of Danbury Broadcasting, Inc. owner of WRKI-FM and WINE-AM in Brookfield, Connecticut, plus certain real property for $9,950,000. The transaction was financed with the Company's existing cash and borrowings under its senior credit facility with AT&T (Note 4).

         Unaudited proforma results of the Company for the above listed acquisitions and the acquistion of WQOL(FM), which were accounted for under the purchase method of accounting, as if they were purchased on January 1, 1995 are as follows:

                                          (dollars in thousands)
                                            Three Months Ended
                                     March 26, 1995    March 31, 1996
                                     --------------    --------------

Net Revenue                             $ 7,113           $ 7,410

Loss Before Extraordinary Item          $  (792)          $(1,556)

Net Loss                                $  (792)          $(1,556)


         On February 16, 1996, the Company entered into an Asset Purchase Agreement to purchase radio stations WKQS-FM, WAVW-FM and WAXE-AM in the Fort Pierce-Stuart-Vero Beach Market from Media VI for approximately $8,000,000. In addition, the Company entered into a Joint Sales Agreement ("JSA") with Media VI to provide sales, marketing and certain other functions to the stations pending the closing of the acquisition. The Company expects to close on the Media VI acquisition in the second quarter of 1996 and will fund the transaction with borrowings from the AT&T Senior Credit Facility (Note 4) and funds from the Preferred Stock Facility (Note 5).

         On March 15, 1996, the Company entered into an Asset Purchase Agreement to acquire radio stations WKHL-FM and WSTC-AM in Stamford Connecticut from Q Broadcasting, Inc. for approximately $9,500,000. The Company expects to close on the Q Broadcasting acquisition in the second quarter of 1996 and will fund the transaction with borrowings from the AT&T Senior Credit Facility (Note 4) and funds from the Preferrred Stock Facility (Note 5).

                              COMMODORE MEDIA,INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)

3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS (CONT'D)

         On April 8, 1996 the Company entered into (i) an Asset Purchase Agreement to purchase from Adventure Communications, Inc., radio stations WKEE-FM and WKEE-AM in Huntington, West Virginia, WZZW-AM in Milton, West Virginia, WBVB-FM in Coal Grove, Ohio and WIRO-AM in Ironton, Ohio for an aggregate purchase price of approximately $7,765,000 and (ii) an Asset Purchase Agreement with Simmons Broadcasting Company and an Option Agreement with Michael
R. Shott to acquire radio stations WHRD-AM in Huntington, West Virginia,
WFXN-FM in Milton, West Virginia and WMLV-FM in Ironton, Ohio for an aggregate purchase price of approximately $4,235,000. In addition, the Company entered into Local Marketing Agreements with each of Adventure Communications, Inc. and Simmons Broadcasting Company to provide, on a cooperative basis, the programming, sales, marketing and certain other services to the stations pending the closing of these acquisitions. The Company expects to close on the aforementioned acquisitions in the latter part of 1996 and will fund the transaction with borrowings from the AT&T Senior Credit Facility (Note 4) and funds from the Preferred Stock Facility (Note 5).

4. DEBT

         On March 13, 1996, the Company entered into a Loan and Security Agreement with AT&T Commercial Finance Corporation ("AT&T") pursuant to which AT&T will make available to the Company senior secured (i) revolving loans in an amount up to $30 million and (ii) accounts receivable loans in an amount which shall be the lessor of (A) $5 million or (B) 85% of the net book value of the accounts receivable of the Company (the "Senior Credit Facility"). The Company's subsidiaries agreed to guarantee the indebtedness to AT&T. Interest is payable monthly at a rate of 3.5% over LIBOR and principal amortization of the revolving loans and accounts receivable loans begins June 1, 1998 and November 30, 1997, respectively.

                              COMMODORE MEDIA,INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)
5. PREFERRED STOCK FACILITY

         On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC ("CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share, of the Company in such amounts as the Company may request (the "Preferred Stock Facility"), provided that such request be for an aggregate liquidation value of at least $2,500,000 and be made no later than October 31, 1996. The Preferred Stock accrues cash dividends at the rate of 8% per annum, or 10% per annum if paid in additional shares of Preferred Stock, through April 30, 1999. The Company has the option to purchase the Preferred Stock at any time for a price equal to its liquidation value plus accrued dividends. However, if the Company does not purchase the Preferred Stock in the case of a change in control, an initial public offering, or certain asset sales or under certain circumstances, the dividend rate increases by four hundred basis points. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund a warrant to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which is immediately exercisable and expires April 30, 2000. Should the Preferred Stock not be redeemed by October 31, 1996, the Company is obligated to issue additional warrants for 1% of the Company's fully-diluted common equity for each $2,500,000 of Preferred Stock liquidation value outstanding.

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES


ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         The following table sets forth certain consolidated summary data of the
Company:


                                                     (dollars in thousands)
                                                   For the Three Months Ended
                                                   --------------------------
                                                     March 26,     March 31,
                                                       1995          1996
                                                      ------        ------
Non barter revenue ...........................        $5,752        $7,132
Barter revenue ...............................           756           915
                                                      ------        ------
    Total revenue (a) ........................         6,508         8,047

Variable expenses (b) (c) ....................         1,679         2,089
Other operating expenses (c) (d) .............         2,290         3,048
Barter expense (c) ...........................           740           870
Corporate expenses ...........................           461           465
Depreciation and amortization ................           437           480
Long-term incentive compensation..............           585             0
                                                      ------        ------
    Operating income .........................        $  316        $1,095
                                                      ======        ======

Other data:
Broadcast cash flow (e) ......................        $1,799        $2,040
EBITDA (e) ...................................         1,338         1,575

Variable expenses as a percent of
  non barter revenue .........................          29.2%         29.3%
Other operating expenses as a
  percent of non barter revenue ..............          39.8%         42.7%


(a) Net revenue, as detailed in the Company's unaudited financial statements, equals total revenue less agency commissions.

(b) Variable expenses consist of all commissions (including agency, salesperson, national representative and tower representative), music licensing fees and bad debts, and excludes barter expense.

(c) Station operating expenses consists of variable expenses plus other operating expenses plus barter expense less agency commissions.

(d) Other operating expenses consist primarily of employee salaries, programming and similar expenses, advertising and promotional expenses and lease costs for office, studio space and transmission sites, and excludes barter expense.

(e)   EBITDA is defined as net income (loss) before (i) interest expense, net,
      (ii) income taxes, (iii) depreciation and amortization, (iv) extraordinary gain (loss), (v) other expenses (income) and (vi) long-term incentive compensation expense. Broadcast cash flow means EBITDA before corporate expenses.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 26, 1995.

         Total Revenue. Total revenue increased 23.7% to $8.0 million in the first quarter of 1996 from $6.5 million during the same period in 1995 primarily due to the addition of revenues from the acquisition of WQOL-FM in the Treasure Coast, Florida, from the JSA agreements entered into with WPAW-FM, WAVW-FM, WKQS-FM and WAXE-AM in the Treasure Coast, Florida and WKAP-AM in Allentown, Pennsylvania and from the LMA agreements entered into with WRKI-FM and WINE-AM in Fairfield County, Connecticut and WVYB-FM, WZZN-FM and WPUT-AM in Westchester County and Putnam County, New York. On a same station basis, total revenue increased 1.1% to $6.6 million in the first quarter of 1996 from $6.5 million in the first quarter of 1995.

         Station Operating Expenses. Station operating expenses increased 28.9% to $5.4 million in the first quarter of 1996 from $4.2 million during the same period in 1995. The increase was due primarily to the addition of operating expenses from WQOL-FM, WPAW-FM, WAVW-FM, WKQS-FM and WAXE-AM in the Treasure Coast, Florida, WRKI-FM and WINE-AM in Fairfield County, Connecticut and WVYB-FM, WZZN-FM and WPUT-AM in Westchester County and Putnam County, New York. On a same station basis, station operating expenses remained unchanged at $4.2 million in the first quarter of 1996. The variable expense component of station operating expenses increased to $2.1 million in the first quarter of 1996 from $1.7 million during the same period in 1995. The increase was due primarily to higher commissions from increased revenues and a higher effective commission rate at certain of the Company's stations. Variable expenses as a percent of non barter revenue were 29.3% in the first quarter of 1996 as compared to 29.2% in the first quarter of 1995. On a same station basis, variable expenses remained unchanged at $1.7 million in the first quarter of 1996. On a same station basis, variable expenses as a percent of non barter revenue were 30.2% in the first quarter of 1996 as compared to 29.2% in the first quarter of 1995. The increase was due primarily to higher effective commission rates at certain of the Company's stations. The other operating expense component of station operating expenses increased 33.1% to $3.0 million in the first quarter of 1996 from $2.3 million during the same period in 1995 primarily due to the additional operating expenses associated with WQOL-FM, WPAW-FM, WAVW-FM, WKQS-FM and WAXE-AM in the Treasure Coast, Florida, WKAP-AM, in Allentwon, Pennsylvania, WRKI-FM and WINE-AM in Fairfield County, Connecticut and WVYB-FM, WZZN-FM and WPUT-AM in Westchester County and Putnam County, New York. Other operating expenses were 42.7% of non barter revenue in the first quarter of 1996 increasing from 39.8% of non barter revenue in the first quarter of 1995 primarily due to the fees associated with the various joint operating arrangements. On a same station basis, other operating expenses decreased 2.8% to $2.2 million or 38.5% of non barter revenue in the first quarter of 1996 from $2.3 million or 39.8% of non barter revenue during the same period of 1995.

         Corporate Expenses. Corporate expenses increased 1.1% in the first quarter of 1996 to approximately $465,000 from approximately $461,000 during the same period in 1995. In the first quarter of 1996 corporate expenses included higher salary expenses, which were partially offset by lower incentive accruals as compared to the first quarter of 1995. Corporate expenses as a percent of non barter revenue was 6.5% in the first quarter of 1996 compared to 8.0% in the first quarter of 1995.

         Other Expenses. Depreciation and amortization increased 9.9% to approximately $480,000 in the first quarter of 1996 from approximately $437,000 during the same period in 1995 due primarily to the addition of WQOL-FM in the Treasure Coast, Florida. Interest expense increased to $2.5 million in the first quarter of 1996 from approximately $830,000 during the same period in 1995 due to increased interest expense associated with the Company's 13 1/4% Senior Subordinated Notes. Interest income of $115,000 was earned on the Company's temporary cash investments. Other expenses increased to approximately $168,000 in the first quarter of 1996 from approximately $57,000 during the same period in 1995. The increase was due primarily to the amortization of financing costs associated with the April 21, 1995 Recapitalization Transactions.

         Operating Income. Operating income in the first quarter of 1996 increased to $1.1 million from approximately $316,000 in the first quarter of 1995. The increase was partially due to higher revenues and lower long-term incentive compensation which was partially offset by higher station operating expenses. On a same station basis, operating income for the first quarter of 1996 increased to approximately $982,000 from approximately $316,000 in the first quarter of 1995. The increase was due primarily to lower long-term incentive compensation expense.

         Net Loss. Net loss for the three months ended March 31, 1996 was $1.4 million compared to a net loss of approximately $585,000 during the same period in 1995. The net loss was due primarily to increased interest expense and depreciation and amortization, which were partially offset by increased revenues and interest income and lower long-term incentive compensation.

         Broadcast Cash Flow. Broadcast cash flow for the three months ended March 31, 1996 was approximately $2.0 million a 13.4% increase from the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's liquidity needs arise primarily from its debt service obligations, funding of the Company's working capital needs, acquisitions and capital expenditures. Net cash provided by operations was approximately $1.9 million and $60,000 in the first quarter of 1996 and 1995, respectively.
Changes in the Company's net cash flows from operating activities are primarily the result of changes in advertising revenue, the timing of its revenue receipts and its operating expense and interest payments.

         During the first three months of 1996, net cash flow used in investing activities increased to $15.8 million from approximately $270,000 in the first quarter of 1995. These investing activities in the first three months of 1996 included approximately $124,000 of capital expenditures, approximately $291,000 of deferred acquisition costs, $915,000 of deposits on acquisitions (including $500,000 for WKHL-FM and WSTC-AM in Fairfield County, Connecticut and $400,000 for WAVW-FM, WKQS-FM and WAXE-AM in the Treasure Coast, Florida) and $14.4 million for the acquisition of WRKI-FM and WINE-AM and WVYB-FM, WZZN-FM and WPUT-AM in Fairfield County, Connecticut and Westchester County and Putnam County, New York, respectively. In the first quarter of 1995 investing activities included approximately $42,000 of capital purchases, approximately $65,000 of loans to employees and $150,000 of deposits on acquisitions.

         Net cash flow provided by financing activities in the three months ended March 31, 1996 totaled $8.1 million as compared to $1.6 million of net cash flow used in financing activities during the first quarter of 1995. These financing activities included $8.5 million of senior debt issued by AT&T under the Senior Credit Facility as partial funding for the acquisition of WRKI-FM and WINE-AM and WVYB-FM, WZZN-FM and WPUT-AM in Fairfield County, Connecticut and Westchester County and Putnam County, New York, respectively, and the payment of approximately $394,000 of deferred debt issuance costs in connection with the Company's Senior Credit Facility. In the first quarter of 1995 net cash flows used in investing activities included approximately
$224,000 of deferred debt issuance costs, approximately $333,000 of principal payments on the Company's senior credit facility and payment of $1.0 million to The Bank of New York for the purchase of the redeemable warrant.

         The Senior Credit Facility allows the Company to borrow up to $30 million in revolving loans and up to $5 million in accounts receivable loans. Interest is payable monthy at a rate of 3.5% over LIBOR. Principal amortization commences on November 30, 1997 for the receivable loan.

         On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC ("CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share, of the Company in such amounts as the Company may request (the "Preferred Stock Facility"), provided that such request be for an aggregate liquidation value of at least $2,500,000 and be made no later than October 31, 1996. The Preferred Stock accrues cash dividends at the rate of 8% per annum, or 10% per annum if paid in additional shares of Preferred Stock, through April 30, 1999. The Company has the option to purchase the Preferred Stock at any time for a price equal to its liquidation value plus accrued dividends. However, if the Company does not purchase the Preferred Stock in the case of a change in control, an initial public offering, or certain asset sales or under certain circumstances, the dividend rate increases by four hundred basis points. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund a warrant to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which is immediately exercisable and expires April 30, 2000. Should the Preferred Stock not be redeemed by October 31, 1996, the Company is obligated to issue additional warrants for 1% of the Company's fully-diluted common equity for each $2,500,000 of Preferred Stock liquidation value outstanding.

         Management believes that cash from operating activities together with available revolving credit borrowings under the AT&T Credit Agreement and the Preferred Stock Facility should be sufficient to permit the Company to meet its financial obligations, fund its operations for the foreseeable future and consummate its planned acquisitions. The Company's long-term debt is comprised of the Senior Subordinated Notes and the Senior Credit Facility. The Company may require additional financing for future acquisitions and there can be no assurance that it will be able to obtain such financing on terms considered by management to be favorable.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

               Pursuant to a written consent of the Stockholders of the Company dated February 14, 1996, stockholders controlling approximately 98% of the common stock voting power of the Company voted (in the Company's capacity as a stockholder) to elect Susan L. Burden as the sole director of Commodore Holdings, Inc., a wholly-owned subsidiary of the Company, to fill the vacancy created by the death of Carter Burden.


               Pursuant to the written consent of the holders of approximately 59% of the Company's Senior Subordinated Notes, such holders approved Amendment No. 3, dated as of March 11, 1996, ("Amendment No.
         3"), to the Indenture dated as of April 21, 1995, as amended, among the Company, IBJ Schroder Bank & Trust Company and the Guarantors named therein (the "Indenture"). Amendment No. 3 provided clarifying changes to certain defined terms in the Indenture required in connection with the Senior Credit Facility. A copy of Amendment No. 3 is included in Exhibit 4.1.4 to this Form 10-Q.



ITEM 5. OTHER INFORMATION

               In April 1996, Susan Burden was appointed Chairman of the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       EXHIBITS:

                  Number           Exhibit Title
                  ------           -------------

                  4.1.4* Amendment No. 3 to Indenture. Incorporated by reference to the Company's 10-K.

                  4.1.5            Amendment No. 4 to Indenture.

                  10.48* Asset Purchase Agreement dated as of February 16, 1996 between Media VI and
                                   Commodore-Florida. Incorporated by reference to the Company's 10-K.

                  10.49* Joint Sales Agreement dated as of February 16, 1996 between Commodore-Florida and Media
                                   VI. Incorporated by reference to the
                                   Company's 10-K.

                  10.50* Loan and Security Agreement dated as of March 13, 1996 among Commodore Holdings, Inc., as Borrower, the Company, Commodore-Delaware, Commodore-Pennsylvania, Commodore-Florida,
                                   Commodore-Kentucky, and
                                   Commodore-Westchester, as Guarantors, and
                                   AT&T Commercial Finance Corporation, as
                                   Lender. Incorporated by reference to the Company's 10-K.

                  10.51*           Supplement No. 1 to the Loan Agreement.
                                   Incorporated by reference to the Company's
                                   10-K.

                  10.52* Asset Purchase Agreement dated as of March 15, 1996 between Commodore Media of Norwalk, Inc. and Q Broadcasting, Inc. Incorporated by reference to the Company's 10-K.


*Previously filed with the Company's Annual Report on Form 10-K dated March 28, 1996.

                          PART II - OTHER INFORMATION


        (b)       REPORTS ON FORM 8-K:

                      During the quarter ended March 31, 1996 the following
                  reports on Form 8-K were filed:

                      (i) A Form 8-K dated January 23, 1996 was filed reporting the death of Carter Burden, the Chairman of the Board of Directors and the principal stockholder of the Company.

                      (ii) A Form 8-K dated February 16, 1996 was filed reporting the Company's execution of definitive agreements to acquire stations WKQS-FM, WAVW-FM and WAXE-AM in Ft. Pierce-Stuart-Vero Beach, Florida and operate such stations pending closing pursuant to a Joint Sales Agreement.

                      (iii) A Form 8-K dated March 15, 1996 was filed reporting the Company's execution of definitive agreements to acquire stations WSTC-AM and WKHL-FM in Stamford, Connecticut.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Commodore Media, Inc.
                                    ---------------------
                                         (Registrant)




Date: May 13, 1996                  /s/ Bruce A. Friedman
                                    -------------------------------------------
                                    Bruce A. Friedman
                                    Chief Executive Officer and President
                                    (principal executive officer)



Date: May 13, 1996                  /s/ James J. Sullivan
                                    -------------------------------------------
                                    James J. Sullivan
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Commodore Media of Delaware, Inc.
                                        a Delaware Corporation
                                   Commodore Media of Kentucky, Inc.
                                        a Delaware Corporation
                                   Commodore Media of Pennsylvania, Inc.
                                        a Delaware Corporation
                                   Commodore Media of Norwalk, Inc.
                                        a Delaware Corporation
                                   Commodore Media of Florida, Inc.
                                        a Delaware Corporation
                                   Commodore Media of Westchester, Inc.
                                        a Delaware Corporation
                                   Commodore Holdings, Inc.
                                        a Delaware Corporation
                                   Danbury Broadcasting, Inc.
                                        a Connecticut Corporation



Date:  May 13, 1996                By:       /s/ Bruce A. Friedman
                                            ------------------------------------
                                             Bruce A. Friedman
                                             Chief Executive Officer and
                                                     President
                                             (principal executive officer)


Date: May 13, 1996                 By:       /s/ James J. Sullivan
                                            ------------------------------------
                                            James J. Sullivan
                                            Chief Financial Officer
                                            (principal financial and accounting
                                            officer)

                                EXHIBIT INDEX
                                -------------

 Exhibit
   No.            Description
- - --------          -------------

 4.1.4* Amendment No. 3 to Indenture. Incorporated by reference to the Company's 10-K.

 4.1.5            Amendment No. 4 to Indenture.

 10.48*           Asset Purchase Agreement dated as of February
                  16, 1996 between Media VI and Commodore-Florida. Incorporated by reference to the Company's 10-K.


 10.49* Joint Sales Agreement dated as of February 16, 1996 between Commodore-Florida and Media VI. Incorporated by reference to the Company's 10-K.


 10.50* Loan and Security Agreement dated as of March 13, 1996 Commodore Holdings, Inc., as Borrower, the Company, Commodore-Delaware, Commodore-Pennsylvania, Commodore-
                  Florida, Commodore-Kentucky, and Commodore-Westchester, as Guarantors, and AT&T Commercial Finance Corporation, as Lender. Incorporated by reference to the Company's 10-K.


  10.51* Supplement No. 1 to the Loan Agreement. Incorporated by reference to the Company's 10-K.


  10.52* Asset Purchase Agreement dated as of March 15, 1996 between Commodore Media of Norwalk, Inc. and Q Broadcasting, Inc. Incorporated by reference to the Company's 10-K.




*Previously filed with the Company's Annual Report on Form 10-K dated March 28, 1996.