Form 10-Q
period 1996-06-30
COMMODORE MEDIA INC
filed 1996-08-14
CIK 945821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the period ended

                                  June 30, 1996
                                  -------------

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from            to
                                               ----------    ----------

                        Commission file number: 33-92732

                              Commodore Media, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
                       See Table of Additional Registrants

                  Delaware                            13-3034720
       ------------------------------                 -------------------
       (State or other jurisdiction of                (IRS Employer
       incorporation or organization)                 Identification No.)

       500 Fifth Avenue, Ste. 3000, New York, NY             10110
       -----------------------------------------      -------------------
       (Address of principal executive offices)            (Zip Code)

                                 (212) 302-2727
               --------------------------------------------------
               Registrant's telephone number, including area code

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                  No
                              ---                    ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Shares Outstanding at
                          Class                         June 30, 1996
                          -----                         -------------
           Class A Common Stock, $.01 par value             61,002
           Class B Common Stock, $.01 par value            486,373


       As of June 30, 1996, there was no public market for the Company's common stock.

                               Page 1 of    Pages
                                         --

                         TABLE OF ADDITIONAL REGISTRANTS


                                          STATE OR OTHER    PRIMARY STANDARD    I.R.S. EMPLOYER
                NAME                      JURISDICTION OF      INDUSTRIAL       IDENTIFICATION
                                           INCORPORATION      CERTIFICATION         NUMBER
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

                              COMMODORE MEDIA, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER
                                                                          ------
Item 1    Financial Statements (unaudited)


          Consolidated Balance Sheets .................................      4


          Consolidated Statements of Operations .......................      5


          Condensed Consolidated Statements of Cash Flows .............      6


          Consolidated Statement of Stockholders' Deficit .............      7


          Notes to Consolidated Financial Statements ..................      8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...............     13

PART II - OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security-Holders .........     21

Item 5    Other Information ...........................................     21

Item 6    Exhibits and Reports on Form 8 - K ..........................     22

          Signatures ..................................................     24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       December 31,          June 30,
                                                                           1995                1996
                                                                           ----                ----
ASSETS
Current assets:
     Cash and short term cash investments                              $ 10,891,489        $  4,623,982
     Accounts receivable, net                                             6,131,447           7,093,191
     Prepaid expenses and other current assets                              285,412             446,988
                                                                       ------------        ------------
         Total current assets                                            17,308,348          12,164,161

Property, plant and equipment, net                                        8,080,043          11,935,661
FCC licenses, net                                                        18,769,172          41,682,652
Goodwill, net                                                             1,998,453           8,668,882
Other intangible assets                                                   1,761,306           2,647,641
Deferred charges, net                                                     3,910,582           4,912,805
Deposits and other assets                                                   982,876           1,201,480
                                                                       ------------        ------------
         Total assets                                                  $ 52,810,780        $ 83,213,282
                                                                       ============        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                             $  1,774,256        $  2,596,939
     Accrued compensation                                                   815,162             302,964
     Accrued interest                                                       960,368           1,144,094
     Accrued income taxes                                                    16,840              14,712
     Current maturities of long-term debt                                    11,977              11,977
                                                                       ------------        ------------
         Total current liabilities                                        3,578,603           4,070,686

Long-term debt                                                           65,142,763          85,517,498
Non-current compensation                                                  1,482,275           1,445,174
Note payable - officer                                                    1,161,706           1,188,851
Deferred income taxes                                                            --           1,700,000

Senior Exchangeable Redeemable Preferred Stock, Series A, $0.01
    par value, 75,000 shares authorized, 10,000 shares issued                    --           9,003,052


Stockholders' deficit:
     Class A Common Stock, $0.01 par value; 3,000,000
        shares authorized, 146,526 issued                                     1,465               1,465
     Class B Common Stock, convertible into Class A Common Stock
       $0.01 par value; 486,373 shares authorized and issued                  4,864               4,864
     Additional paid-in capital                                          23,580,184          24,455,064
     Accumulated deficit                                                (42,115,080)        (44,147,372)
                                                                       ------------        ------------
                                                                        (18,528,567)        (19,685,979)
     Less treasury stock, at cost                                            26,000              26,000
                                                                       ------------        ------------
         Total stockholders' deficit                                    (18,554,567)        (19,711,979)
                                                                       ------------        ------------
         Total liabilities and stockholders' deficit                   $ 52,810,780        $ 83,213,282
                                                                       ============        ============




See accompanying notes.              - 4 -

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     For the Three Months Ended:            For the Six Months Ended:
                                                     ---------------------------            -------------------------
                                                     June 25,           June 30,           June 25,           June 30,
                                                       1995               1996               1995               1996
                                                       ----               ----               ----               ----
Total revenue                                      $ 8,823,501        $11,921,347        $15,331,159        $19,968,915
Less:  agency commissions                             (789,456)        (1,011,046)        (1,329,727)        (1,642,933)
                                                   -----------        -----------        -----------        -----------
Net revenue                                          8,034,045         10,910,301         14,001,432         18,325,982

Operating expenses:
     Programming, technical and news                 1,267,004          1,898,792          2,357,885          3,412,260
     Sales and promotion                             2,276,443          2,969,307          4,144,127          5,390,460
     General and administrative                      1,125,596          2,020,491          2,335,802          3,461,103
Corporate expenses                                     533,808            609,804            994,546          1,075,488
Depreciation and amortization                          436,013            665,503            873,004          1,145,713
Long-term incentive compensation                     1,421,615                 --          2,006,550                 --
                                                   -----------        -----------        -----------        -----------

Operating income                                       973,566          2,746,404          1,289,518          3,840,958
Interest expense                                     1,838,557          2,699,830          2,668,347          5,151,468
Interest income                                        130,149             52,513            130,259            167,765
Other expenses, net                                    101,122            669,953            157,788            837,547
                                                   -----------        -----------        -----------        -----------
Income (loss) before provision for income
     taxes                                            (835,964)          (570,866)        (1,406,358)        (1,980,292)
Provision for income taxes                              45,000             25,000             60,000             52,000
                                                   -----------        -----------        -----------        -----------
Income (loss) before extraordinary item               (880,964)          (595,866)        (1,466,358)        (2,032,292)
Extraordinary loss on extinguishment of debt           443,521                 --            443,521                 --
                                                   -----------        -----------        -----------        -----------
Net income (loss)                                  $(1,324,485)       $  (595,866)       $(1,909,879)       $(2,032,292)
                                                   ===========        ===========        ===========        ===========




See accompanying notes.              - 5 -

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               For the Six Months Ended:
                                                                               -------------------------
                                                                              June 25             June 30
                                                                               1995                1996
                                                                               ----                ----
Net cash provided (used) by operating activities                           $   (675,533)       $    253,064

Cash flows from investing activities
     Purchase of property, plant and equipment                                 (164,055)           (250,512)
     Deferred acquisition and intangible costs                                 (208,661)         (1,166,574)
     Repayment on stockholder loan                                              117,500                  --
     Loans to stockholders and employees                                       (250,375)                 --
     Deposit on acquisitions                                                   (150,000)         (1,530,000)
     Acquisitions of stations                                                        --         (31,000,000)
     Other investing activities, net                                                 --            (160,670)
                                                                           ------------        ------------
     Net cash (used in) investing activities                                   (655,591)        (34,107,756)

Cash flows from financing activities
     Gross proceeds from issuance of debt securities                         64,956,422          18,700,000
     Net proceeds from issuance of preferred stock                                   --           9,877,932
     Payment of deferred debt issuance costs                                 (2,904,553)           (772,634)
     Payment of merger and aborted IPO costs                                         --            (211,570)
     Repayment of amounts borrowed                                          (39,014,833)                 --
     Redemption of preferred stock                                           (8,665,835)                 --
     Principal payments on capital leases                                        (4,342)             (6,543)
     Purchase of redeemable warrant                                          (1,000,000)                 --
     Exercise of warrants                                                           100                  --
     Repurchase of common stock                                                 (25,000)                 --
                                                                           ------------        ------------
     Net cash provided by financing activities                               13,341,959          27,587,185
                                                                           ------------        ------------

Net (decrease) increase in cash and short term cash investments              12,010,835          (6,267,507)
Cash and short term cash investments beginning of period                      2,042,249          10,891,489
                                                                           ------------        ------------
Cash and short term cash investments end of period                         $ 14,053,084        $  4,623,982
                                                                           ============        ============

         Interest paid                                                     $  1,411,805        $  3,105,053
         Taxes paid                                                             295,741              78,658




See accompanying notes.              - 6 -

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)




                                                  COMMON STOCK       ADDITIONAL                                    TOTAL
                                                  ------------        PAID-IN       ACCUMULATED    TREASURY    STOCKHOLDERS'
                                                CLASS A   CLASS B     CAPITAL         DEFICIT       STOCK         DEFICIT
                                                -------   -------     -------         -------       -----         -------
Balance at December 31, 1995                    $1,465    $4,864    $23,580,184    $(42,115,080)   $(26,000)   $(18,554,567)

Warrants issued with preferred stock facility                           981,500                                     981,500

Dividends on preferred stock                                           (106,620)                                   (106,620)

Net loss for the period                                                              (2,032,292)                 (2,032,292)
                                                ------    ------    -----------    ------------    --------    ------------

Balance at June 30, 1996                        $1,465    $4,864    $24,455,064    $(44,147,372)   $(26,000)   $(19,711,979)
                                                ======    ======    ===========    ============    ========    ============




See accompanying notes.              - 7 -

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

2.  MERGER AGREEMENT

         On June 21, 1996 the Company, the Estate of Carter Burden, Bruce A. Friedman, James T. Shea, Jr., William A. M. Burden & Co., L. P. and James J. Sullivan entered into an Agreement and Plan of Merger (the "Merger Agreement") with CMI Acquisition Company, Inc. ("Mergeco"), a subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Fund III"), pursuant to which Mergeco will be merged with and into the Company and as a result the Company will become a wholly-owned subsidiary of Capstar Broadcasting Partners, Inc., which is an indirect subsidiary of Fund III (the "Merger"). Pursuant to the Merger Agreement, the holders of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), the holders of employee stock options at the effective time of the Merger (the "Effective Time") and the holders of warrants will receive approximately $140 per share as consideration for the Merger (the "Merger Consideration") less, in the case of option and warrant holders, the exercise price per share. In addition, Mergeco has agreed to separately provide the funds necessary to redeem the Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock") at the Effective Time. As a result, all shares of Common Stock and Series A Preferred Stock exchanged for the Merger Consideration shall cease to be outstanding at the Effective Time.

         In addition, Fund III has agreed, subject to certain conditions, to purchase on or after September 3, 1996 at the request of the Company up to 5,000 shares of Senior Exchangeable Redeemable Preferred Stock, Series B, $.01 par value per share (the "Series B Preferred Stock") at a purchase price of $1,000 per share and up to an additional 15,000 shares of Series B Preferred Stock if the Merger Agreement is terminated for reasons other than a breach by the Company. In connection with the purchase of Series B Preferred Stock, the Company has agreed to issue to Fund III warrants to purchase shares of Class A Common Stock equal to one percent

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (UNAUDITED)



2.  MERGER AGREEMENT, CONTINUED

of the Company's fully diluted Common Stock for each $2,500,000 of Series B Preferred Stock purchased by Fund III.

         As a result of the Merger and the change of control effected thereby, the Company (as the surviving corporation) will be required to make within 20 days of the Effective Time an offer to purchase the outstanding 13 1/4% Senior Subordinated Notes due 2003 at a purchase price equal to 101% of their accreted value, plus any accrued and unpaid interest. The consummation of the Merger is conditioned upon (i) the consent of the Federal Communications Commission which consent shall have become a final order, (ii) receipt of all necessary approvals of the Federal Trade Commission and the Antitrust Division of the Department of Justice with respect to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) satisfaction of various representations, warranties and covenants as set forth in the Merger Agreement.

         In the event that the Merger is terminated by either party or by mutual consent, there shall be no liability on the part of either the Company or Mergeco, except in the event of a breach of the agreement by Mergeco, in which case the Company will be entitled to liquidated damages in the sum of $7.5 million. Fund III has established a $20 million letter of credit as security for its agreement to purchase the Series B Preferred Shares from the Company and for the liquidated damages that may be payable to the Company in the event of a breach of the agreement by Mergeco under certain circumstances.

         As a result of the Merger Agreement, the Company does not intend to proceed with its previously announced intentions to undertake an initial public equity offering and has therefore, withdrawn its registration statement filed on Form S-1 on May 17, 1996 with the Securities and Exchange Commission. Included in other expenses are approximately $507,000 in various fees and expenses incurred in connection with this filing.


3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS

         On March 27, 1996 the Company purchased (i) certain defined assets of radio stations WZZN-FM in Mount Kisco, New York, WAXB-FM in Patterson, New York and WPUT-AM in Brewster, New York from Hudson Valley Growth, L.P. for $4,950,000 and (ii) all of the issued and outstanding common stock of Danbury Broadcasting, Inc. owner of WRKI-FM and WINE-AM in Brookfield, Connecticut, plus certain real property for $9,950,000. The

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (UNAUDITED)


3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS, (CONTINUED)

transaction was financed with the Company's existing cash and borrowings under its senior credit facility with AT&T (Note 4).

         On May 30, 1996, the Company purchased certain defined assets of radio stations WKHL-FM and WSTC-AM in Stamford Connecticut from Q Broadcasting, Inc. for $9,500,000 (the "Stamford Acquisition"). The transaction was financed with borrowings from the AT&T Senior Credit Facility (Note 4) and funds from the Preferred Stock Facility (Note 5).

         On May 31, 1996, the Company purchased certain defined assets of radio stations WBBE-FM (formerly WKQS-FM), WAVW-FM and WAXE-AM in the Fort Pierce-Stuart-Vero Beach, Florida Market from Media VI for $8,000,000 (the "Florida Acquisition"). The transaction was funded with borrowings from the AT&T Senior Credit Facility (Note 4) and funds from the Preferred Stock Facility (Note 5). The Company terminated its Joint Sales Agreement with Media VI at closing.

         Unaudited proforma results of the Company for the aforementioned acquisitions and the acquisition of WQOL-FM, which were accounted for under the purchase method of accounting, as if they were purchased on January 1, 1995 are as follows:

                                               (dollars in thousands)
                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                    June 25     June 30      June 25     June 30
                                     1995        1996         1995        1996
                                     ----        ----         ----        ----
         Net Revenue                $10,498     $11,610      $18,667     $20,215

         Loss before
           Extraordinary Item       $ 1,152     $   809      $ 2,187     $ 2,554

         Net Loss                   $ 1,595     $   809      $ 2,631     $ 2,554

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (UNAUDITED)



3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS, (CONTINUED)

         On April 8, 1996 the Company entered into (i) an Asset Purchase Agreement to purchase from Adventure Communications, Inc., radio stations WKEE-FM and WKEE-AM in Huntington, West Virginia, WZZW-AM in Milton, West Virginia, WBVB-FM in Coal Grove, Ohio and WIRO-AM in Ironton, Ohio for an aggregate purchase price of approximately $7,765,000 and (ii) an Asset Purchase Agreement with Simmons Broadcasting Company and an Option Agreement with Michael
R. Shott to acquire radio stations WHRD-AM in Huntington, West Virginia, WFXN-FM in Milton, West Virginia and WMLV-FM in Ironton, Ohio for an aggregate purchase price of approximately $4,235,000 (collectively, the "Huntington Acquisitions"). In addition, the Company entered into Local Marketing Agreements with each of Adventure Communications, Inc. and Simmons Broadcasting Company to provide, on a cooperative basis, the programming, sales, marketing and certain other services to the stations pending the closing of these acquisitions. The Company expects to close on the aforementioned acquisitions in the latter part of 1996 and will fund the transaction with borrowings from the AT&T Senior Credit Facility (Note
4) and funds from the Preferred Stock Facility (Note 5).


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

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                                   (UNAUDITED)



5. PREFERRED STOCK FACILITY

         On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC ("CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share, of the Company in such amounts as the Company may request (the "Preferred Stock Facility"), provided that such request be for an aggregate liquidation value of at least $2,500,000 and be made no later than October 31, 1996. The Preferred Stock accrues cash dividends at the rate of 8% per annum, or 10% per annum if paid in additional shares of Preferred Stock, through April 30, 1999. The Company has the option to purchase the Preferred Stock at any time for a price equal to its liquidation value plus accrued dividends. However, if the Company does not purchase the Preferred Stock in the case of a change in control, an initial public offering, certain asset sales or under certain circumstances, the dividend rate increases by four hundred basis points. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund a warrant to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which is immediately exercisable and expires May 1, 2000. Should the Preferred Stock not be redeemed by the earliest of 60 days following the termination of the Merger Agreement, or by August 20, 1997, the Company is obligated to issue additional warrants for 1% of the Company's fully-diluted common equity for each $2,500,000 of Preferred Stock liquidation value outstanding.

         In connection with the Stamford Acquisition on May 30, 1996 and the Florida Acquisition on May 31, 1996, the Company issued 5,700 shares and 4,300 shares, respectively, of Preferred Stock for an aggregate purchase price of $10,000,000.

                              COMMODORE MEDIA, INC.



ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table sets forth certain consolidated summary data of the Company:

                                                         (dollars in thousands)
                                         For the Three Months Ended     For the Six Months Ended
                                         --------------------------     ------------------------
                                          June 25,       June 30,       June 25,       June 30,
                                              1995           1996           1995           1996
                                              ----           ----           ----           ----
Non barter revenue ..................       $8,027        $10,954        $13,779        $18,087
Barter revenue ......................          797            967          1,552          1,882
                                            ------        -------        -------        -------
    Total revenue (a) ...............        8,824         11,921         15,331         19,969

Variable expenses (b) (c) ...........        2,055          2,809          3,734          4,899
Other operating expenses (c) (d) ....        2,613          4,168          4,902          7,215
Barter expense (c) ..................          790            922          1,531          1,792
Corporate expenses ..................          534            610            994          1,076
Depreciation and amortization .......          436            666            873          1,146
Long-term incentive compensation ....        1,422              0          2,007              0
                                            ------        -------        -------        -------
    Operating income ................       $  974        $ 2,746        $ 1,290        $ 3,841
                                            ======        =======        =======        =======

Other data:
Broadcast cash flow (e) .............       $3,366        $ 4,022        $ 5,164        $ 6,063
EBITDA (e) ..........................        2,832          3,412          4,170          4,987

Variable expenses as a percent of
  non barter revenue ................         25.6%          25.6%          27.1%          27.1%
Other operating expenses as a
  percent of non barter revenue .....         32.6%          38.1%          35.6%          39.9%


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

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 25, 1995

         Total Revenue. Total revenue increased 35.1% to $11.9 million in the second quarter of 1996 from $8.8 million during the same period in 1995 due primarily to the additional revenues from various acquisitions and joint operating agreements which include: the acquisition of WQOL-FM in the Fort Pierce-Stuart-Vero Beach, Florida Market on June 27, 1995 (the "WQOL Acquisition"); the JSA agreements with WPAW-FM in the Fort Pierce-Stuart-Vero Beach, Florida Market entered into in August 1995 and WKAP-AM in Allentown, Pennsylvania entered into in March 1995; the JSA agreement entered into on February 19, 1996 and subsequent acquisition on May 31, 1996 of WAVW-FM, WBBE-FM and WAXE-AM in the Fort Pierce-Stuart-Vero Beach, Florida Market (the "Florida Acquisition"); the LMA agreements entered into on October 30, 1995 and subsequent acquisition on March 27, 1996 of WRKI-FM and WINE-AM in Fairfield County, Connecticut (the "Danbury Acquisition") and WAXB-FM, WZZN-FM and WPUT-AM in Westchester County and Putnam County, New York (the "Westchester Acquisition"); the LMA agreement effective April 1, 1996 with WKEE-FM, WKEE-AM and WHRD-AM in Huntington, West Virginia, WZZW-AM and WFXN-FM in Milton, West Virginia, WBVB-FM in Coal Grove, Ohio, and WIRO-AM and WMLV-FM in Ironton, Ohio (the "Huntington LMA"); and the acquisition of WKHL-FM and WSTC-AM in Stamford, Connecticut on May 30, 1996 (the "Stamford Acquisition"). On a same station basis, total revenue decreased 1.9% to $8.7 million in the second quarter of 1996 from $8.8 million in the second quarter of 1995.

         Station Operating Expenses. Station operating expenses increased 47.5% to $6.9 million in the second quarter of 1996 from $4.7 million during the same period in 1995. The increase was due primarily to the additional operating expenses from the WQOL Acquisition, the Florida Acquisition, the Danbury Acquisition, the Westchester Acquisition, the Huntington LMA, the Stamford Acquisition and the JSA agreements with WPAW-FM and WKAP-AM. On a same station basis, station operating expenses decreased 7.2% to $4.3 million in the second quarter of 1996 from $4.7 million in the same period in 1995. The variable expense component of station operating expenses increased to $2.8 million or 25.6% of non barter revenue in the second quarter of 1996 from $2.1 million or 25.7% of non barter revenue in the second quarter of 1995. On a same station basis, the variable expense component of station operating expenses decreased to $2.0 million or 25.7% of non barter revenue in the second quarter of 1996 from $2.1 million or 25.5% of non barter revenue in the second quarter of 1995. The other operating expense component of station operating expenses increased 59.7% to $4.2 million in the second quarter of 1996 from $2.6 million during the same period in 1995 primarily due to the additional operating expenses from the aforementioned acquisitions and operating agreements. Other operating expenses were 38.0% of non barter revenue in the second quarter of 1996 increasing from 32.5% of non barter revenue in the second quarter of 1995 primarily due to the fees related to the JSA and LMA agreements in effect during the quarter. On a same station basis, other operating expenses decreased 8.6% to $2.4 million or 30.2% of non barter revenue in the second quarter of 1996 from $2.6 million or 32.5% of non barter revenue during the same period in 1995 primarily as a result of maximizing barter arrangements for advertising and promotion expenses during 1996.

         Corporate Expenses. Corporate expenses increased 14.2% in the second quarter of 1996 to approximately $610,000 from approximately $534,000 during the same period in 1995 as a result of higher salary expense for additional staffing, which was partially offset by lower incentive accruals. Corporate expenses as a percentage of non barter revenue were 5.6% in the second quarter of 1996 compared to 6.7% in the second quarter of 1995.

         Other Expenses. Depreciation and amortization increased 52.6% to approximately $666,000 in the second quarter of 1996 from approximately $436,000 during the same period in 1995 primarily due to the WQOL Acquisition, the Florida Acquisition, the Stamford Acquisition, the Danbury Acquisition and the Westchester Acquisition. Long-term incentive compensation expense of $1.4 million in the second quarter of 1995 consisted of compensation expense incurred by the Company pursuant to Mr. Friedman's and Mr. Shea's (the
Company's Chief Executive Officer and President and its Chief Operating
Officer, respectively) prior employment agreements; currently, Mr. Friedman's and Mr. Shea's employment agreements do not contain any provisions for long term incentive compensation, and therefore no expense has been recognized during the current period. Interest expense increased 46.8% to $2.7 million in the second quarter of 1996 from $1.8 million during the same period in 1995 primarily due to the interest expense associated with the Company's 13 1/4% Senior Subordinated Notes and $18.7 million in acquisition and working capital funding from the AT&T facility. Interest income of approximately $53,000 was earned on the Company's temporary cash investments. Other expenses increased to approximately $670,000 in the second quarter of 1996 from approximately $101,000 during the same period in 1995. The increase was primarily due to approximately $507,000 in expenses associated with the filing of the Company's Registration Statement on Form S-1 with the Securities and Exchange Commission on May 17, 1996, which was subsequently withdrawn.

         Operating Income. Operating income in the second quarter of 1996 increased to $2.7 million from approximately $974,000 in the second quarter of 1995. The increase was due to additional operating income from the various acquisitions and operating agreements, and a reduction in long-term incentive compensation expense, which were partially offset by increased depreciation and amortization realized on the completed acquisitions. On a same station basis, operating income for the second quarter of 1996 increased to $2.5 million from approximately $974,000 in the second quarter of 1995 primarily due to the decrease in long-term incentive compensation.

         Net Loss. Net loss before extraordinary items for the second quarter of 1996 was approximately $596,000 compared to a net loss of approximately $881,000 during the same period in 1995. The decrease in the net loss over the prior period was primarily due to a $1.4 million reduction in long-term incentive compensation and increased operating income provided by the various acquisitions and operating agreements, which were partially offset by increased interest expense of approximately $861,000 along with approximately $507,000 in other expenses recognized during the second quarter of 1996 in connection with the aborted S-1 filing. Upon issuance of the Company's 13 1/4% Senior Subordinated Notes on April 21, 1995, the Company wrote-off approximately $444,000 of deferred financing fees associated with its prior credit agreement and recorded it as an extraordinary loss during the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 25, 1995

         Total Revenue. Total revenue increased 30.3% to $20.0 million for the six months ended June 30, 1996 from $15.3 million during the six months ended June 25, 1995 due primarily to the additional revenues from various acquisitions and joint operating agreements. On a same station basis, total revenue decreased 0.8% to $15.2 million for the six months ended June 30, 1996 from $15.3 million for the six months ended June 25, 1995.

         Station Operating Expenses. Station operating expenses increased 38.8% to $12.3 million in the first six months of 1996 from $8.8 million during the same period in 1995. The increase was due primarily to the additional operating expenses from the WQOL Acquisition, the Florida Acquisition, the Danbury Acquisition, the Westchester Acquisition, the Huntington LMA, the Stamford Acquisition and the JSA agreements with WPAW-FM and WKAP-AM. On a same station basis, station operating expenses decreased 3.9% to $8.5 million in the first six months of 1996 from $8.8 million in the same period in 1995. The variable expense component of station operating expenses was $4.9 million or 27.1% of non barter revenue in the first six months of 1996 compared to $3.7 million or 27.1% of non barter revenue in the same period in 1995. On a same station basis, the variable expense component of station operating expenses remained unchanged at $3.7 million or 27.5% of non barter revenue in the first six months of 1996. The other operating expense component of station operating expenses increased 47.3% to $7.2 million in the first six months of 1996 from $4.9 million during the same period in 1995 primarily due to the additional operating expenses from the aforementioned acquisitions and agreements. Other operating expenses were 39.9% of non barter revenue in the first six months of 1996 increasing from 35.6% of non barter revenue in the first six months of 1995 primarily due to the fees related to the JSA and LMA agreements in effect during the current period. On a same station basis, other operating expenses decreased 6.6% to $4.6 million or 33.5% of non barter revenue in the first six months of 1996 from $4.9 million or 35.6% of non barter revenue during the same period in 1995 primarily as a result of maximizing barter arrangements for advertising and promotion expenses during 1996.

         Corporate Expenses. Corporate expenses increased 8.1% in the six months ended June 30, 1996 to $1.1 million from approximately $994,000 in the six months ended June 25, 1995 as a result of higher salary expense for additional staffing, which was partially offset by lower incentive accruals. Corporate expenses as a percentage of non barter revenue were 5.9% in the first six months of 1996 compared to 7.2% in the same period in 1995.

         Other Expenses. Depreciation and amortization increased 31.2% to $1.1 million in 1996 from approximately $873,000 during the same period in 1995 primarily due to the WQOL Acquisition, the Florida Acquisition, the Stamford Acquisition, the Danbury Acquisition and the Westchester Acquisition. Long-term incentive compensation expense of $2.0 million in 1995 consisted of compensation expense incurred by the Company pursuant to Mr. Friedman's and Mr. Shea's (the Company's Chief Executive Officer and President and its Chief Operating Officer, respectively) prior employment agreements; currently, Mr. Friedman's and Mr. Shea's employment agreements do not contain any provisions for long term incentive compensation, and therefore no expense has been recognized during the current period. Interest expense increased 93.1% to $5.2 million in 1996 from $2.7 million during the same period in 1995 primarily due to the interest expense associated with the Company's 13 1/4% Senior Subordinated Notes and $18.7 million in acquisition and working capital funding from the AT&T facility. Interest income of approximately $168,000 was earned on the Company's temporary cash investments. Other expenses increased to approximately $838,000 for the six months ended June 30, 1996 from approximately $158,000 for the six months ended June 25, 1995. The increase was primarily due to approximately $507,000 in expenses associated with the filing of the Company's Registration Statement on Form S-1 with the Securities and Exchange Commission on May 17, 1996, which was subsequently withdrawn, as well as an increase in amortization of deferred financing costs.

         Operating Income. Operating income for the six months ended June 30, 1996 increased to $3.8 million from $1.3 million for the six months ended June 25, 1995. The increase was primarily due to additional operating income from the various acquisitions and operating agreements and a reduction in long-term incentive compensation expense, which were partially offset by increased depreciation and amortization on the completed acquisitions. On a same station basis, operating income increased to $3.5 million in 1996 from $1.3 million in 1995 primarily due to the decrease in long-term incentive compensation.

         Net Loss. Net loss before extraordinary items for the six months ended June 30, 1996 was $2.0 million compared to a net loss of $1.5 million during the same period in 1995. The increase in the net loss over the prior period was primarily due to an increase in interest expense of $2.4 million and approximately $507,000 in other expenses recognized during the second quarter of 1996 in connection with the aborted S-1 filing, which were partially offset by a $2.0 million reduction in long-term incentive compensation and increased operating income provided from the various acquisitions and operating agreements. Upon issuance of the Company's 13-1/4% Senior Subordinated Notes in April 1995, the Company wrote-off approximately $444,000 of deferred financing fees associated with its prior credit agreement and recorded it as an extraordinary loss.

LIQUIDITY AND CAPITAL RESOURCES:


         The Company's liquidity needs arise primarily from its debt service obligations, funding of its working capital needs, acquisitions and capital expenditures. Net cash provided by operations was approximately $253,000 for the six months ended June 30, 1996 compared to net cash used by operating activities of approximately $676,000 for the six months ended June 25, 1995. Changes in the Company's net cash flows from operating activities are primarily the result of improvement in its broadcast cash flow and a reduction in long term incentive payments, which were partially offset by an increase in the amount of interest paid.

         During the first six months of 1996, net cash flow used in investing activities increased to $34.1 million from approximately $656,000 for the first six months of 1995. These investing activities in the first six months of 1996 included approximately $251,000 of capital expenditures, $1.2 million in deferred acquisition and intangible costs, and $32.5 million for station acquisitions and deposits which includes a $600,000 deposit towards the contemplated purchase of the Huntington LMA stations, $14.4 million for the Danbury and Westchester Acquisitions (net of a $500,000 deposit paid in the fourth quarter of 1995), $9.5 million for the Stamford Acquisition, and $8.0 million for the Florida Acquisition. Investing activities for the first six months of 1995 included approximately $209,000 of deferred acquisition and intangible costs, approximately $164,000 of capital purchases, approximately $133,000 net of loans to employees and a $150,000 deposit on the WQOL Acquisition.

         Net cash flow provided by financing activities for the six months ended June 30, 1996 totaled $27.6 million as compared to $13.3 million for the six months ended June 25, 1995. Financing activities for the first six months of 1996 include $15.0 million of senior debt issued by AT&T under the Senior Credit Facility as partial funding for the Danbury, Westchester, Stamford and Florida Acquisitions, as well as a drawdown of $3.7 million under the accounts receivable credit facility. In addition, the Company paid approximately $773,000 of deferred debt issuance costs in connection with the Company's Senior Credit Facility and approximately $212,000 of various costs related to the Merger Agreement and abandoned IPO. During the second quarter of 1996, the Company issued a total of 10,000 shares of Series A Preferred Stock in order to finance a portion of the Stamford and Florida acquisitions resulting in net proceeds of $9.9 million. Net cash flow provided by financing activities for the first six months of 1995 included $65.0 million of gross proceeds from the issuance of the Company's Senior Subordinated Notes and $2.9 million paid in deferred debt issuance costs, repayment of $39.0 million of amounts borrowed from The Bank of New York, Radio Financial Partners and Michael Hanson, the redemption of $8.7 million of the Company's preferred stock and a $1.0 million payment for the purchase of a common stock warrant held by The Bank of New York.

         The Senior Credit Facility allows the Company to borrow up to $30 million in revolving loans and up to $5 million in accounts receivable loans. Interest is payable monthly at a rate of 3.5% over LIBOR. Principal amortization commences on November 30, 1997 for the receivable loan.

         On June 21, 1996 the Company, the Estate of Carter Burden, Bruce A. Friedman, James T. Shea, Jr., William A. M. Burden & Co., L. P. and James J. Sullivan entered into an Agreement and Plan of Merger (the "Merger Agreement") with CMI Acquisition Company, Inc. ("Mergeco"), a subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("Fund III"), pursuant to which Mergeco will be merged with and into the Company and as a result the Company will become a wholly-owned subsidiary of Capstar Broadcasting Partners, Inc., which is an indirect subsidiary of Fund III (the "Merger"). Pursuant to the Merger Agreement, the holders of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), the holders of employee stock options at the effective time of the Merger (the "Effective Time") and the holders of warrants will receive approximately $140 per share as consideration for the Merger (the "Merger Consideration"), less, in the case of option and warrant holders, the exercise price per share. In addition, Mergeco has agreed to separately provide the funds necessary to redeem the Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock") at the Effective Time. As a result, all shares of Common Stock and Series A Preferred Stock exchanged for the Merger Consideration shall cease to be outstanding at the Effective Time.

         In addition, Fund III has agreed, subject to certain conditions, to purchase on or after September 3, 1996 at the request of the Company up to 5,000 shares of Senior Exchangeable Redeemable Preferred Stock, Series B, $.01 par value per share (the "Series B Preferred Stock") at a purchase price of $1,000 per share and up to an additional 15,000 shares of Series B Preferred Stock if the Merger Agreement is terminated for reasons other than a breach by the Company. In connection with the purchase of Series B Preferred Stock, the Company has agreed to issue to Fund III warrants to purchase shares of Class A Common Stock equal to one percent of the Company's fully diluted Common Stock for each $2,500,000 of Series B Preferred Stock purchased by Fund III.

         As a result of the Merger and the change of control effected thereby, the Company (as the surviving corporation) will be required to make within 20 days of the Effective Date an offer to purchase the outstanding 13 1/4% Senior Subordinated Notes due 2003 at a purchase price equal to 101% of their accreted value, plus any accrued and unpaid interest. The consummation of the Merger is conditioned upon (i) the consent of the Federal Communications Commission which consent shall have become a final order, (ii) receipt of all necessary approvals of the Federal Trade Commission and the Antitrust Division of the Department of Justice with respect to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (iii) satisfaction of various representations, warranties and covenants as set forth in the Merger Agreement.

         On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC ("CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share, of the Company in such amounts as the Company may request (the "Preferred Stock Facility"), provided that such request be for an aggregate liquidation value of at least $2,500,000 and be made no later than October 31, 1996. The Preferred Stock accrues cash dividends at the rate of 8% per annum, or 10% per annum if paid in additional shares of Preferred Stock, through April 30, 1999. The Company has the option to purchase the Preferred Stock at any time for a price equal to its liquidation value plus accrued dividends. However, if the Company does not purchase the Preferred Stock in the case of a change in control, an initial public offering, certain asset sales or under certain circumstances, the dividend rate increases by four hundred basis points. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund a warrant to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which is immediately exercisable and expires April 30, 2000. Should the Preferred Stock not be redeemed by the earliest of 60 days following the termination of the Merger Agreement, or by August 20, 1997, the Company is obligated to issue additional warrants for 1% of the Company's fully-diluted common equity for each $2,500,000 of Preferred Stock liquidation value outstanding.

         In connection with the Stamford Acquisition on May 30, 1996 and the Florida Acquisition on May 31, 1996, the Company issued 5,700 shares and 4,300 shares, respectively, of Preferred Stock for an aggregate purchase price of $10,000,000.

         The Company anticipates closing on its planned acquisition of the Huntington LMA stations in the latter part of 1996 and will fund the $12.0 million purchase price with available revolving credit borrowings under the AT&T Credit Agreement and the Preferred Stock Facility.

         Management believes that cash from operating activities together with available revolving credit borrowings under the AT&T Credit Agreement and the Preferred Stock Facility should be sufficient to permit the Company to meet its financial obligations, fund its operations for the foreseeable future and consummate its planned acquisitions, should the merger not be consummated. The Company's long-term debt is comprised of the Senior Subordinated Notes and the Senior Credit Facility. The Company may require additional financing for future acquisitions and there can be no assurance that it will be able to obtain such financing on terms considered by management to be favorable.

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

             Pursuant to a unanimous written consent of the Stockholders of the Company dated June 18, 1996, the stockholders of the common stock of the Company voted to approve the Merger Agreement and the transactions contemplated thereby.



ITEM 5.  OTHER INFORMATION

             In April 1996, Susan Burden was appointed Chairman of the Company's Board of Directors.

                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                  Number   Exhibit Title
                  ------   -------------
                  10.63    Asset Purchase Agreement dated as of April 8, 1996
                           between Commodore Media of Kentucky, Inc.
                           ("Commodore-Kentucky") and Simmons Broadcasting
                           Company


                  10.64 Local Marketing Agreement dated as of April 8, 1996 between Commodore-Kentucky and Simmons Broadcasting Company

                  10.65 Asset Purchase Agreement dated as of April 8, 1996 between Commodore-Kentucky and Adventure Communications, Inc.

                  10.66 Local Marketing Agreement dated as of April 8, 1996 between Commodore-Kentucky and Adventure Communications, Inc.

                  10.67 Contingent Sale and Assignment of Options Agreement dated as of April 8, 1996 between Commodore-Kentucky and Michael R. Shott.

                  10.68 Securities Purchase Agreement dated as of May 1, 1996 among the Company, the Guarantors and CIBC WG Argosy Merchant Fund 2, L.L.C. (the "CIBC Merchant Fund")

                  10.69 Common Stock Registration Rights and Stockholders Agreement dated as of May 1, 1996 among the Company, Certain Control Stockholders and the CIBC Merchant Fund.

                  10.70 Registration Rights Agreement dated as of May 1, 1996 among the Company, the Guarantors and the CIBC Merchant Fund.

                  10.71 Warrant Agreement dated as of May 1, 1996 between the Company and IBJ Schroder Bank & Trust Company, as warrant agent.

                  10.72* Unwind Agreement dated as of May 30, 1996 between Commodore Media of Norwalk, Inc. and Odyssey Communications, Inc.


* Previously filed on Form 8-K dated May 30, 1996

                           PART II - OTHER INFORMATION

                  10.73 Agreement and Plan of Merger by and among CMI Acquisition Company, Inc. ("CMI Acquisition"), the Company and the stockholders and other signatories thereto dated as of June 21, 1996

                  10.74 Letter of Credit Escrow Agreement dated June 21, 1996 by and among CMI Acquisition, Hicks, Muse, Tate & Furst Equity Fund III, L.P., the Company and Citibank, N.A.

         (b)      REPORTS ON FORM 8-K:

              During the quarter ended June 30, 1996 the following reports on Form 8-K were filed:

              (i) A Form 8-K dated March 27, 1996 was filed reporting the consummation of the Danbury Acquisition and Westchester Acquisition, and the execution of definitive agreements with respect to the Huntington Acquisitions.

              (ii) A Form 8-K dated May 30, 1996 was filed reporting the consummation of the Stamford Acquisition and the Florida Acquisition.

              (iii) A Form 8-K/A dated March 27, 1996 was filed reporting the financial statements of the Danbury Acquisition and proforma financial information with respect to the Danbury and Westchester Acquisition.

              (iv) A Form 8-K dated June 21, 1996 was filed reporting the execution of the Merger Agreement.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Commodore Media, Inc.
                              ---------------------
                                  (Registrant)




Date:  August 13, 1996          /s/ Bruce A. Friedman
                              ---------------------------------
                              Bruce A. Friedman
                              Chief Executive Officer and President
                              (principal executive officer)





Date:  August 13, 1996          /s/ James J. Sullivan
                              ---------------------------------
                              James J. Sullivan
                              Chief Financial Officer
                              (principal financial and accounting officer)

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

                                           Commodore Media of Florida, Inc.
                                                    a Delaware Corporation

                                           Commodore Media of Westchester, Inc.
                                                    a Delaware Corporation

                                           Commodore Holdings, Inc.
                                                    a Delaware Corporation

                                           Danbury Broadcasting, Inc.
                                                    a Connecticut Corporation



Date: August 13, 1996                             By:  /s/ Bruce A. Friedman
                                                     ---------------------------
                                                  Bruce A. Friedman
                                                  Chief Executive Officer and
                                                         President
                                                  (principal executive officer)

Date: August 13, 1996                             By:  /s/ James J. Sullivan
                                                     ---------------------------
                                                  James J. Sullivan
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)

                                EXHIBIT INDEX


               EXHIBIT NO.                 DESCRIPTION

                  10.63 Asset Purchase Agreement dated as of April 8, 1996 beween Commodore Media of Kentucky, Inc. ("Commodore-Kentucky") and Simmons Broadcasting Company


                  10.64 Local Marketing Agreement dated as of April 8, 1996 between Commodore-Kentucky and Simmons Broadcasting Company

                  10.65 Asset Purchase Agreement dated as of April 8, 1996 between Commodore-Kentucky and Adventure Communications, Inc.

                  10.66 Local Marketing Agreement dated as of April 8, 1996 between Commodore-Kentucky and Adventure Communications, Inc.

                  10.67 Contingent Sale and Assignment of Options Agreement dated as of April 8, 1996 between Commodore-Kentucky and Michael R. Shott.

                  10.68 Securities Purchase Agreement dated as of May 1, 1996 among the Company, the Guarantors and CIBC WG Argosy Merchant Fund 2, L.L.C. (the "CIBC Merchant Fund")

                  10.69 Common Stock Registration Rights and Stockholders Agreement dated as of May 1, 1996 among the Company, Certain Control Stockholders and the CIBC Merchant Fund.

                  10.70 Registration Rights Agreement dated as of May 1, 1996 among the Company, the Guarantors and the CIBC Merchant Fund.

                  10.71 Warrant Agreement dated as of May 1, 1996 between the Company and IBJ Schroder Bank & Trust Company, as warrant agent.

                  10.72* Unwind Agreement dated as of May 30, 1996 between Commodore Media of Norwalk, Inc. and Odyssey Communications, Inc.


* Previously filed on Form 8-K dated May 30, 1996

              EXHIBIT NO.                DESCRIPTION

                  10.73 Agreement and Plan of Merger by and among CMI Acquisition Company, Inc. ("CMI Acquisition"), the Company and the stockholders and other signatories thereto dated as of June 21, 1996

                  10.74 Letter of Credit Escrow Agreement dated June 21, 1996 by and among CMI Acquisition, Hicks, Muse, Tate & Furst Equity Fund III, L.P., the Company and Citibank, N.A.