Form 10-Q
period 1996-09-29
COMMODORE MEDIA INC
filed 1996-11-13
CIK 945821

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended

                               September 29, 1996

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

                     Yes    X                   No
                          ----                     ----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding at
                         Class                         September 29, 1996
                         -----                         ---------------------
                  Class A Common Stock, $.01 par value        61,002
                  Class B Common Stock, $.01 par value       486,373



         As of September 29, 1996, there was no public market for the Company's common stock.
                               Page 1 of 25 Pages

                        TABLE OF ADDITIONAL REGISTRANTS

                                              STATE OR OTHER           PRIMARY STANDARD       I.R.S. EMPLOYER
                                              JURISDICTION OF             INDUSTRIAL          IDENTIFICATION
                                               INCORPORATION             CERTIFICATION            NUMBER
            NAME                                                          NUMBER
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

                              COMMODORE MEDIA, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
                                                                     NUMBER

Item 1  Financial Statements (unaudited)

        Consolidated Balance Sheets ................................   4

        Consolidated Statements of Operations ......................   5

        Condensed Consolidated Statements of Cash Flows ............   6


        Consolidated Statement of Stockholders' Deficit ............   7


        Notes to Consolidated Financial Statements .................   8

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations ..............  13

PART II - OTHER INFORMATION

Item 5  Other Information...........................................  21

Item 6  Exhibits and Reports on Form 8 - K .........................  22

        Signatures .................................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         December 31,      September 29,
                                                                            1995               1996
                                                                      ---------------      ------------
ASSETS
Current assets:
     Cash and short term cash investments                              $ 10,891,489        $  5,325,116
     Accounts receivable, net                                             6,131,447           7,824,867
     Prepaid expenses and other current assets                              285,412             512,844
                                                                       ------------        ------------
         Total current assets                                            17,308,348          13,662,827

Property, plant and equipment, net                                        8,080,043          11,929,627
FCC licenses, net                                                        18,769,172          40,495,511
Goodwill, net                                                             1,998,453           9,009,434
Other intangible assets                                                   1,761,306           3,151,756
Deferred charges, net                                                     3,910,582           4,261,842
Deposits and other assets                                                   982,876           1,456,616
                                                                       ------------        ------------
         Total assets                                                  $ 52,810,780        $ 83,967,613
                                                                       ============        ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilites:

     Accounts payable and accrued expenses                             $  1,774,256        $  2,224,382
     Accrued compensation                                                   815,162             668,985
     Accrued interest                                                       960,368           2,537,592
     Accrued income taxes                                                    16,840              56,121
     Current maturities of long-term debt                                    11,977              11,977
                                                                       ------------        ------------
         Total current liabilities                                        3,578,603           5,499,057

Long-term debt                                                           65,142,763          87,591,371
Non-current compensation                                                  1,482,275           1,424,439
Note payable - officer                                                    1,161,706                  --
Deferred income taxes                                                            --           1,700,000

Senior Exchangeable Redeemable Preferred Stock, Series A, $0.01
    par value, 75,000 shares authorized, 10,000 shares issued                    --           9,164,482


Stockholders' deficit:

     Class A Common Stock, $0.01 par value; 3,000,000
        shares authorized, 146,526 issued                                     1,465               1,465
     Class B Common Stock, convertible into Class A Common Stock
       $0.01 par value; 486,373 shares authorized and issued                  4,864               4,864
     Additional paid-in capital                                          23,580,184          24,238,222
     Accumulated deficit                                                (42,115,080)        (45,630,287)
                                                                       ------------        ------------
                                                                        (18,528,567)        (21,385,736)
     Less treasury stock, at cost                                            26,000              26,000
                                                                       ------------        ------------
         Total stockholders' deficit                                    (18,554,567)        (21,411,736)
                                                                       ------------        ------------
         Total liabilities and stockholders' deficit                   $ 52,810,780        $ 83,967,613
                                                                       ============        ============

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months ended :                For the Nine Months ended :
                                                   September 24,      September 29,          September 24,        September 29,
                                                        1995              1996                   1995                1996
                                                   ------------       -------------        ---------------     ----------------
Total revenue                                      $  8,016,906          12,304,413        $ 23,348,065        $ 32,273,328
Less:  agency commissions                              (693,683)         (1,014,526)         (2,023,410)         (2,657,459)
                                                   ------------        ------------        ------------        ------------
Net revenue                                           7,323,223          11,289,887          21,324,655          29,615,869

Operating expenses:

     Programming, technical and news                  1,366,221           2,087,937           3,724,106           5,500,197
     Sales and promotion                              2,144,977           3,261,274           6,289,104           8,651,734
     General and administrative                       1,146,194           2,228,178           3,481,996           5,689,281
Corporate expenses                                      511,988             609,281           1,506,534           1,684,769
Depreciation and amortization                           490,038             875,021           1,363,042           2,020,734
Long-term incentive compensation                             --                  --           2,006,550                  --
                                                   ------------        ------------        ------------        ------------

Operating income                                      1,663,805           2,228,196           2,953,323           6,069,154
Interest expense                                      2,238,417           2,799,245           4,906,764           7,950,713
Interest income                                         141,243              40,055             271,502             207,820
Other expenses, net                                      89,260             870,921             247,048           1,708,468
                                                   ------------        ------------        ------------        ------------
Income (loss) before provision for income
     taxes                                             (522,629)         (1,401,915)         (1,928,987)         (3,382,207)
Provision for income taxes                                1,954              81,000              61,954             133,000
                                                   ------------        ------------        ------------        ------------
Income (loss) before extraordinary item                (524,583)         (1,482,915)         (1,990,941)         (3,515,207)
Extraordinary loss on extinguishment of debt                 --                  --             443,521                  --
                                                   ------------        ------------        ------------        ------------
Net income (loss)                                  $   (524,583)         (1,482,915)       $ (2,434,462)       $ (3,515,207)
                                                   ============        ============        ============        ============

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Nine Months ended :
                                                                        September 24,      September 29,
                                                                            1995             1996
                                                                        -------------      -------------
Net cash provided by operating activities                             $  1,695,241        $  2,317,264

Cash flows from investing activities

     Purchase of property, plant and equipment                            (247,480)           (448,677)
     Deferred acquisition and intangible costs                            (397,474)         (1,326,673)
     Repayment on stockholder loan                                         117,500                  --
     Loans to stockholders and employees                                  (250,375)                 --
     Deposit on acquisitions                                                    --          (1,645,000)
     Acquisitions of stations                                           (3,075,000)        (31,000,000)
     Other investing activities, net                                            --            (187,528)
                                                                      ------------        ------------
     Net cash (used in) investing activities                            (3,852,829)        (34,607,878)

Cash flows from financing activities

     Gross proceeds from issuance of debt securities                    64,956,422          18,700,000
     Net proceeds from issuance of preferred stock                              --           9,822,520
     Payment of deferred debt issuance costs                            (3,849,654)           (781,170)
     Payment of Merger expenses and aborted IPO costs                           --          (1,007,297)
     Repayment of amounts borrowed                                     (39,014,833)                 --
     Redemption of preferred stock                                      (8,665,835)                 --
     Principal payments on capital leases                                   (7,860)             (9,812)
     Purchase of redeemable warrant                                     (1,000,000)                 --
     Exercise of warrants                                                      100                  --
     Repurchase of common stock                                            (25,000)                 --
                                                                      ------------        ------------
     Net cash provided by financing activities                          12,393,340          26,724,241
                                                                      ------------        ------------

Net (decrease) increase in cash and short term cash investments         10,235,752          (5,566,373)
Cash and short term cash investments beginning of period                 2,042,249          10,891,489
                                                                      ------------        ------------
Cash and short term cash investments end of period                    $ 12,278,001        $  5,325,116
                                                                      ============        ============

         Interest paid                                                $  1,423,301        $  3,655,775
         Taxes paid                                                        297,769             112,049

                              COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996
                                   (UNAUDITED)

                                                                       ADDITIONAL                                     TOTAL
                                                    COMMON STOCK        PAID-IN        ACCUMULATED    TREASURY     STOCKHOLDERS'
                                                  CLASS A   CLASS B     CAPITAL         DEFICIT        STOCK          DEFICIT
                                                  -------   -------     -------         -------        -----          -------
Balance at December 31, 1995                       $ 1,465   4,864    $ 23,580,184    $(42,115,080)   $(26,000)    $(18,554,567)

Warrants issued with preferred stock facility                              981,500                                      981,500

Dividends on preferred stock                                              (323,462)                                    (323,462)

Net loss for the period                                                                 (3,515,207)                  (3,515,207)
                                                   -------   -----    ------------    ------------    --------     ------------

Balance at September 29, 1996                      $ 1,465   4,864    $ 24,238,222    $(45,630,287)   $(26,000)    $(21,411,736)
                                                   =======   =====    ============    ============    ========     ============

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 1996

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

2.  MERGER AGREEMENT

         On October 16, 1996 the Company consummated its planned merger pursuant to the Merger Agreement dated June 21, 1996, as amended by Amendment No. 1 to the Merger Agreement, dated September 3, 1996, and Amendment No. 2 to the Merger Agreement, dated October 16, 1996, between the Company, the Estate of Carter Burden, Bruce A. Friedman, James T. Shea, Jr., William A. M. Burden & Co., L. P., James J. Sullivan and CMI Acquisition Company, Inc. ("Mergeco"), a wholly-owned subsidiary of Capstar Broadcasting Partners, Inc. ("Capstar"). Pursuant to the Merger Agreement, Mergeco merged with and into the Company (the "Merger") and as a result the Company became a wholly-owned subsidiary of Capstar, which is an indirect majority owned subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. The holders of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), the holders of employee stock options and the holders of warrants received from Capstar $140 per share as consideration for the Merger less, in the case of option and warrant holders, the exercise price per share. In addition, Capstar provided the funds necessary to redeem the Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock") plus all accrued and unpaid dividends payable at such date. As a result, all shares of Common Stock and Series A Preferred Stock ceased to be outstanding on October 16, 1996. Through September 29, 1996, the Company incurred approximately $682,000 of merger related costs which are included in other expenses. In addition, the Company will recognize approximately $12.8 million in stock option compensation expense, and approximately $800,000 of additional merger related fees and expenses during the fourth quarter of 1996. Other than recording the aforementioned merger related costs, no adjustments have been made to the financial statements of the Company as of September 29, 1996 in connection with the Merger.

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 1996

                                   (UNAUDITED)

2.  MERGER AGREEMENT, CONTINUED

         As a result of the Merger and the change of control effected thereby, the Company was obligated to satisfy the existing deferred compensation and employment agreements with its President and Chief Executive Officer and its deferred compensation agreement with its Chief Operating Officer, resulting in an additional charge to operations of approximately $1.1 million which will be taken during the fourth quarter of 1996. Furthermore, the Company, as the surviving corporation, was required to make an offer to purchase the outstanding 13 1/4% Senior Subordinated Notes due 2003 at a purchase price equal to 101% of their accreted value, plus any accrued and unpaid interest. This offer expires on November 26, 1996.

         As a result of the Merger, the Company will not proceed with its previously announced intention to undertake an initial public equity offering ("IPO") and has therefore withdrawn its registration statement filed on Form S-1 on May 17, 1996 with the Securities and Exchange Commission. Included in other expenses are approximately $525,000 in various fees and expenses incurred in connection with such filing.



3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS

         On March 27, 1996 the Company purchased (i) certain defined assets of radio stations WZZN-FM in Mount Kisco, New York, WAXB-FM in Patterson, New York and WPUT-AM in Brewster, New York from Hudson Valley Growth, L.P. for $4,950,000 and (ii) all of the issued and outstanding common stock of Danbury Broadcasting, Inc., owner of WRKI-FM and WINE-AM in Brookfield, Connecticut, plus certain real property for $9,950,000. The transaction was financed with the Company's existing cash and borrowings under the AT&T Senior Credit Facility (as defined below, Note 4). The Company terminated its LMA agreements with Hudson Valley Growth, L.P. and Danbury Broadcasting, Inc. at closing.

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 1996

                                   (UNAUDITED)

3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS, (CONTINUED)

         On May 30, 1996, the Company purchased certain defined assets of radio stations WKHL-FM and WSTC-AM in Stamford, Connecticut from Q Broadcasting, Inc. for $9,500,000 (the "Stamford Acquisition"). The transaction was financed with borrowings from the AT&T Senior Credit Facility (Note 4) and funds from the Preferred Stock Facility (as defined below, Note 5).

         On May 31, 1996, the Company purchased certain defined assets of radio stations WBBE-FM (formerly WKQS-FM), WAVW-FM and WAXE-AM in the Fort Pierce-Stuart-Vero Beach, Florida market from Media VI, L.P. for $8,000,000 (the "Florida Acquisition"). The transaction was funded with borrowings from the AT&T Senior Credit Facility (Note 4) and funds from the Preferred Stock Facility (Note 5). The Company terminated its Joint Sales Agreement with Media VI at closing.

         Unaudited proforma results of the Company for the aforementioned acquisitions and the acquisition during 1995 of WQOL-FM in the Fort Pierce-Stuart-Vero Beach, Florida market (the "WQOL Acquisition"), which were accounted for under the purchase method of accounting, as if they were acquired on January 1, 1995 are as follows:

                                            (dollars in thousands)
                           Three Months Ended                     Nine Months Ended
                       ---------------------------------   ------------------------------
                       September 24,       September 29,   September 24,    September 29,
                             1995              1996            1995            1996
                             ----              ----            ----            ----


Net revenue                $ 9,345          $ 11,290       $28,012           $31,505
                           =======          ========       =======           =======
Loss before
  extraordinary item       $(1,194)         $ (1,483)      $(3,381)          $(4,037)
                           =======          ========       =======           =======

Net loss                   $(1,194)         $ (1,483)      $(3,824)          $(4,037)
                           =======          ========       =======           =======

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 1996

                                   (UNAUDITED)

3. ACQUISITIONS AND JOINT OPERATING AGREEMENTS, (CONTINUED)

         On April 8, 1996 the Company entered into (i) an Asset Purchase Agreement to purchase from Adventure Communications, Inc. radio stations WKEE-FM and WKEE-AM in Huntington, West Virginia, WZZW-AM in Milton, West Virginia, WBVB-FM in Coal Grove, Ohio and WIRO-AM in Ironton, Ohio for an aggregate purchase price of approximately $7,765,000, and (ii) an Asset Purchase Agreement with Simmons Broadcasting Company ("Simmons") and an Option Agreement with Michael R. Shott to acquire radio stations WHRD-AM in Huntington, West Virginia, WFXN-FM in Milton, West Virginia and WMLV-FM in Ironton, Ohio for an aggregate purchase price of approximately $4,235,000 (collectively, the "Huntington Acquisitions"). In addition, the Company entered into Local Marketing Agreements with each of Adventure Communications, Inc. and Simmons Broadcasting Company to provide, on a cooperative basis, the programming, sales, marketing and certain other services to the stations pending the closing of these acquisitions. The Company closed on the aforementioned acquisitions, with the exception of WHRD-AM, on October 16, 1996 and funded the transaction with borrowings from the AT&T Senior Credit Facility (Note 4) and with funds provided from Capstar (Note
2). On October 16, 1996, the Company entered into an LMA agreement and an Option Purchase Agreement with Simmons for WHRD-AM.

         On September 26, 1996 the Company entered into an Asset Purchase Agreement with Indian River Shores Partners, L.C. to purchase certain defined assets of radio station WOSN-FM (the "WOSN Acquisition") located in the Ft. Pierce-Stuart-Vero Beach, Florida market for a total purchase price of $1,600,000. The Company anticipates that this transaction will close in the first quarter of 1997 with funding to be provided by available revolving credit borrowings under the AT&T Senior Credit Facility.

4. DEBT

         On March 13, 1996, the Company entered into a Loan and Security Agreement with AT&T Commercial Finance Corporation ("AT&T") pursuant to which AT&T will make available to the Company senior secured (i) revolving loans in an amount up to $30 million and (ii) accounts receivable loans in an amount which shall be the lessor of (A) $5 million or (B) 85% of the net book value of the accounts receivable of the Company (the "AT&T Senior Credit Facility"). The Company's subsidiaries agreed to guarantee the indebtedness to AT&T. Interest is payable monthly at a rate of 3.5% over LIBOR and principal amortization of the revolving loans and accounts receivable loans begins June 1, 1998 and November 30, 1997, respectively.

                              COMMODORE MEDIA, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 1996

                                   (UNAUDITED)

5. PREFERRED STOCK FACILITY

         On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC (the "CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Series A Preferred Stock of the Company in such amounts as the Company may request (the "Preferred Stock Facility"), provided that such request be for an aggregate liquidation value of at least $2,500,000 and be made no later than October 31, 1996. The Series A Preferred Stock accrues cash dividends at the rate of 8% per annum, or 10% per annum if paid in additional shares of Series A Preferred Stock, through April 30, 1999. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund warrants to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which is immediately exercisable and expires May 1, 2000. These warrants were valued in the aggregate at $981,500 at the time of issue.

         In connection with the Stamford Acquisition on May 30, 1996 and the Florida Acquisition on May 31, 1996, the Company issued 5,700 shares and 4,300 shares, respectively, of Series A Preferred Stock to the CIBC Merchant Fund for an aggregate purchase price of $10,000,000.

         On October 16, 1996, the Company redeemed all of the outstanding shares of Series A Preferred Stock plus accrued dividends from funds provided by Capstar (Note 2).

                              COMMODORE MEDIA, INC.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     The following table sets forth certain consolidated summary data of the
Company:

                                                       (dollars in thousands)
                                  For the Three Months Ended              For the Nine Months Ended
                                  ----------------------------------  -------------------------------
                                    September 24,      September 29,    September 24,   September 29,
                                        1995               1996            1995            1996
                                  ---------------     --------------  --------------  --------------


Non barter revenue................      $ 7,273        $11,197            $21,052         $29,283
Barter revenue....................          744          1,107              2,296           2,990
                                        -------        -------            -------         -------
    Total revenue (a).............        8,017         12,304             23,348          32,273

Variable expenses (b) (c).........        1,994          3,015              5,728           7,914
Other operating expenses (c) (d)..        2,710          4,562              7,613          11,776
Barter expense (c)................          647          1,015              2,178           2,808
Corporate expenses................          512            609              1,506           1,685
Depreciation and amortization.....          490            875              1,363           2,021
Long-term incentive compensation..            0              0              2,007               0
                                        -------        -------            -------         -------
    Operating income..............      $ 1,664        $ 2,228            $ 2,953         $ 6,069
                                        =======        =======            =======         =======

Other data:

Broadcast cash flow (e)...........      $ 2,666        $ 3,712            $ 7,829         $ 9,775
EBITDA (e)........................        2,154          3,103              6,323           8,090

Variable expenses as a percent of
  non barter revenue..............        27.4%          26.9%              27.2%          27.0%
Other operating expenses as a
  percent of non barter revenue...        37.3%          40.7%              36.2%          40.2%


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

THREE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 24, 1995

         Total Revenue. Total revenue increased 53.5% to $12.3 million in the third quarter of 1996 from $8.0 million during the same period in 1995 due primarily to the additional revenues from various acquisitions and joint operating agreements which include: the JSA agreement with WPAW-FM in the Fort Pierce-Stuart-Vero Beach, Florida market entered into in August 1995; the JSA agreement entered into on February 19, 1996 and subsequent acquisition on May 31, 1996 of WAVW-FM, WBBE-FM and WAXE-AM in the Fort Pierce-Stuart-Vero Beach, Florida market (the "Florida Acquisition"); the LMA agreements entered into on October 30, 1995 and subsequent acquisition on March 27, 1996 of WRKI-FM and WINE-AM in Fairfield County, Connecticut (the "Danbury Acquisition") and WAXB-FM, WZZN-FM and WPUT-AM in Westchester County and Putnam County, New York (the "Westchester Acquisition"); the LMA agreement effective April 1, 1996 with WKEE-FM, WKEE-AM and WHRD-AM in Huntington, West Virginia, WZZW-AM and WFXN-FM in Milton, West Virginia, WBVB-FM in Coal Grove, Ohio, and WIRO-AM and WMLV-FM in Ironton, Ohio (the "Huntington LMA"); and the acquisition of WKHL-FM and WSTC-AM in Stamford, Connecticut on May 30, 1996 (the "Stamford Acquisition"). On a same station basis, total revenue increased 10.4% to $8.8 million in the third quarter of 1996 from $8.0 million in the third quarter of 1995 as a result of increases in revenue at a majority of the stations.

         Station Operating Expenses. Station operating expenses increased 62.7% to $7.6 million in the third quarter of 1996 from $4.7 million during the same period in 1995. The increase was due primarily to the additional operating expenses from the Florida Acquisition, the Danbury Acquisition, the Westchester Acquisition, the Huntington LMA, the Stamford Acquisition and the JSA agreement with WPAW-FM. On a same station basis, station operating expenses increased 3.2% to $4.8 million in the third quarter of 1996 from $4.6 million in the same period in 1995. The variable expense component of station operating expenses increased to $3.0 million or 26.9% of non barter revenue in the third quarter of 1996 from $2.0 million or 27.4% of non barter revenue in the third quarter of 1995. On a same station basis, the variable expense component of station operating expenses increased to $2.1 million or 26.5% of non barter revenue in the third quarter of 1996 from $2.0 million or 27.5% of non barter revenue in the third quarter of 1995. The other operating expense component of station operating expenses increased 68.3% to $4.6 million in the third quarter of 1996 from $2.7 million during the same period in 1995 primarily due to the additional operating expenses from the aforementioned acquisitions and operating agreements. Other operating expenses were 40.7% of non barter revenue in the third quarter of 1996 increasing from 37.3% of non barter revenue in the third quarter of 1995 primarily due to the fees related to the JSA and LMA agreements in effect during the quarter. On a same station basis, other operating expenses remained unchanged at $2.6 million.

         Corporate Expenses. Corporate expenses increased 19.0% in the third quarter of 1996 to approximately $609,000 from approximately $512,000 during the same period in 1995 as a result of higher salary expense for additional staffing, which was partially offset by lower incentive accruals. Corporate expenses as a percentage of non barter revenue were 5.4% in the third quarter of 1996 compared to 7.0% in the third quarter of 1995.

         Other Expenses. Depreciation and amortization increased 78.6% to approximately $875,000 in the third quarter of 1996 from approximately $490,000 during the same period in 1995 primarily due to the WQOL Acquisition, the Florida Acquisition, the Stamford Acquisition, the Danbury Acquisition and the Westchester Acquisition. Interest expense increased 25.1% to $2.8 million in the third quarter of 1996 from $2.2 million during the same period in 1995 primarily due to the interest expense associated with the acquisition and working capital funding from the AT&T Senior Credit Facility. Interest income of approximately $40,000 was earned on the Company's temporary cash investments. Other expenses increased to approximately $871,000 in the third quarter of 1996 from approximately $89,000 during the same period in 1995. The increase was primarily due to approximately $682,000 of merger related costs and expenses and increased amortization of deferred financing costs resulting from the AT&T Senior Credit Facility.

         Operating Income. Operating income in the third quarter of 1996 increased 33.9% to $2.2 million from $1.7 million in the third quarter of 1995. The increase was due to additional operating income from the various acquisitions and operating agreements, and a reduction in long-term incentive compensation expense, which were partially offset by increased depreciation and amortization realized on the completed acquisitions. On a same station basis, operating income for the third quarter of 1996 increased 31.9% to $2.2 million from $1.7 million in the third quarter of 1995 primarily due to increased revenues.

         Net Loss. Net loss before extraordinary items for the third quarter of 1996 was $1.5 million compared to a net loss of approximately $525,000 during the same period in 1995. The increase in the net loss over the prior period was primarily due to the recognition of approximately $700,000 of merger and IPO related expenses and increased interest expense of approximately $561,000 which was partially offset by the increase in operating income provided by the various acquisitions and operating agreements.

NINE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 24, 1995

         Total Revenue. Total revenue increased 38.2% to $32.2 million for the nine months ended September 29, 1996 from $23.3 million during the nine months ended September 24, 1995 due primarily to the additional revenues from various acquisitions and joint operating agreements. On a same station basis, total revenue increased 2.5% to $23.6 million for the nine months ended September 29, 1996 from $23.0 million for the nine months ended September 24, 1995.

         Station Operating Expenses. Station operating expenses increased 47.0% to $19.8 million in the first nine months of 1996 from $13.5 million during the same period in 1995. The increase was due primarily to the additional operating expenses from the various acquisitions and joint operating agreements. On a same station basis, station operating expenses decreased 1.8% to $13.0 million in the first nine months of 1996 from $13.2 million in the same period in 1995. The variable expense component of station operating expenses was $7.9 million or 27.0% of non barter revenue in the first nine months of 1996 compared to $5.7 million or 27.2% of non barter revenue in the same period in 1995. On a same station basis, the variable expense component of station operating expenses was $5.8 million or 27.2% of non barter revenue in the first nine months of 1996 compared to $5.7 million or 27.3% of non barter revenue in the same period in 1995. The other operating expense component of station operating expenses increased 54.7% to $11.8 million in the first nine months of 1996 from $7.6 million during the same period in 1995 primarily due to the additional operating expenses from the various acquisitions and joint operating agreements. Other operating expenses were 40.2% of non barter revenue in the first nine months of 1996 increasing from 36.2% of non barter revenue in the first nine months of 1995 primarily due to the fees related to the JSA and LMA agreements in effect during the current period. On a same station basis, other operating expenses decreased 4.5% to $7.1 million or 33.2% of non barter revenue in the first nine months of 1996 from $7.4 million or 35.6% of non barter revenue during the same period in 1995 primarily as a result of maximizing barter arrangements for advertising and promotion expenses during 1996.

         Corporate Expenses. Corporate expenses increased 11.8% in the nine months ended September 29, 1996 to $1.7 million from $1.5 million in the nine months ended September 24, 1995 as a result of higher salary expense for additional staffing, which was partially offset by lower incentive accruals. Corporate expenses as a percentage of non barter revenue were 5.8% in the first nine months of 1996 compared to 7.2% in the same period in 1995.

         Other Expenses. Depreciation and amortization increased 48.3% to $2.0 million in the first nine months of 1996 from $1.4 million during the same period in 1995 primarily due to the WQOL Acquisition, the Florida Acquisition, the Stamford Acquisition, the Danbury Acquisition and the Westchester Acquisition. Long-term incentive compensation expense of $2.0 million in 1995 consisted of compensation expense incurred by the Company pursuant to Mr. Friedman's and Mr. Shea's (the Company's Chief Executive Officer and President and its Chief Operating Officer, respectively) prior employment agreements; currently, Mr. Friedman's and Mr. Shea's employment agreements do not contain any provisions for long term incentive compensation, and therefore no expense has been recognized during the current period. Interest expense increased 62.0% to $8.0 million in 1996 from $4.9 million during the same period in 1995 primarily due to the interest expense associated with the Company's 13 1/4% Senior Subordinated Notes and $18.7 million in acquisition and working capital funding from the AT&T Senior Credit Facility. Interest income of approximately $208,000 was earned on the Company's temporary cash investments. Other expenses increased to $1.7 million for the nine months ended September 29, 1996 from approximately $247,000 for the nine months ended September 24, 1995. The increase was primarily due to approximately $525,000 in expenses associated with the filing of the Company's Registration Statement on Form S-1 with the Securities and Exchange Commission on May 17, 1996, which was subsequently withdrawn, approximately $682,000 of merger related costs and expenses, and an increase in amortization of deferred financing costs resulting from the Senior Subordinated Notes and the AT&T Senior Credit Facility.

         Operating Income. Operating income for the nine months ended September 29, 1996 increased 105.5% to $6.1 million from $3.0 million for the nine months ended September 24, 1995. The increase was primarily due to additional operating income from the various acquisitions and operating agreements and a reduction in long-term incentive compensation expense, which were partially offset by increased depreciation and amortization on the completed acquisitions. On a same station basis, operating income increased 90.0% to $5.6 million in 1996 from $3.0 million in 1995 primarily due to the decrease in long-term incentive compensation.

         Net Loss. Net loss before extraordinary items for the nine months ended September 29, 1996 was $3.5 million compared to a net loss of $2.0 million during the same period in 1995. The increase in the net loss over the prior period was primarily due to an increase in interest expense of $3.0 million, approximately $525,000 of other expenses incurred in connection with the aborted Form S-1 filing and $682,000 of merger related costs and expenses, which were partially offset by a $2.0 million reduction in long-term incentive compensation and increased operating income provided from the various acquisitions and operating agreements. Upon issuance of the Company's 13 1/4% Senior Subordinated Notes in April 1995, the Company wrote-off approximately $444,000 of deferred financing fees associated with its prior credit agreement and recorded it as an extraordinary loss.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company's liquidity needs arise primarily from its debt service obligations, funding of its working capital needs, acquisitions and capital expenditures. Net cash provided by operations was $2.3 million for the nine months ended September 29, 1996 compared to $1.7 million for the nine months ended September 24, 1995. The increase in the Company's net cash flows from operating activities were primarily the result of improvement in its broadcast cash flow and a reduction in long term incentive payments, which were partially offset by an increase in the amount of interest paid.

         During the first nine months of 1996, net cash flow used in investing activities increased to $34.6 million from $3.9 million for the first nine months of 1995. These investing activities in the first nine months of 1996 included approximately $449,000 of capital expenditures, $1.3 million in deferred acquisition and intangible costs, and $32.6 million for station acquisitions and deposits which includes a $600,000 deposit towards the purchase of the Huntington LMA stations, $14.4 million for the Danbury and Westchester Acquisitions (net of a $500,000 deposit paid in the fourth quarter of 1995), $9.5 million for the Stamford Acquisition, $8.0 million for the Florida Acquisition and a $100,000 deposit on the WOSN Acquisition. Investing activities for the first nine months of 1995 included approximately $397,000 of deferred acquisition and intangible costs, approximately $247,000 of capital purchases, approximately $133,000 net of loans to employees and $3.1 million for the WQOL Acquisition.

         Net cash flow provided by financing activities for the nine months ended September 29, 1996 totaled $26.7 million as compared to $12.4 million for the nine months ended September 24, 1995. Financing activities for the first nine months of 1996 include $15.0 million of senior debt issued under the AT&T Senior Credit Facility as partial funding for the Danbury, Westchester, Stamford and Florida Acquisitions, as well as a drawdown of $3.7 million under the accounts receivable tranche of the AT&T Senior Credit Facility. In addition, the Company paid approximately $781,000 of deferred debt issuance costs in connection with the AT&T Senior Credit Facility and $1.0 million of various costs related to the Merger and the abandoned IPO. During the second quarter of 1996, the Company issued a total of 10,000 shares of Series A Preferred Stock in order to finance a portion of the Stamford and Florida Acquisitions resulting in net proceeds of $9.8 million. Net cash flow provided by financing activities for the first nine months of 1995 included $65.0 million of gross proceeds from the issuance of the Company's Senior Subordinated Notes and $3.8 million paid in deferred debt issuance costs, repayment of $39.0 million of amounts borrowed from The Bank of New York, Radio Financial Partners and Michael Hanson, the redemption of $8.7 million of the Company's preferred stock and a $1.0 million payment for the purchase of a common stock warrant held by The Bank of New York.

          The AT&T Senior Credit Facility allows the Company to borrow up to $30 million in revolving loans and up to $5 million in accounts receivable loans. Interest is payable monthly at a rate of 3.5% over LIBOR. Principal amortization commences on November 30, 1997 for the receivable loan.

          On October 16, 1996 the Company consummated its planned merger pursuant to the Merger Agreement dated June 21, 1996, as amended by Amendment No. 1 to the Merger Agreement, dated September 3, 1996, and Amendment No. 2 to the Merger Agreement, dated October 16, 1996, between the Company, the Estate of Carter Burden, Bruce A. Friedman, James T. Shea, Jr., William A. M. Burden & Co., L. P., James J. Sullivan and CMI Acquisition Company, Inc. ("Mergeco"), a wholly-owned subsidiary of Capstar Broadcasting Partners, Inc. ("Capstar"). Pursuant to the Merger Agreement, Mergeco merged with and into the Company and as a result the Company became a wholly-owned subsidiary of Capstar, which is an indirect majority owned subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. The holders of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), the holders of employee stock options and the holders of warrants received from Capstar $140 per share as consideration for the Merger less, in the case of option and warrant holders, the exercise price per share. In addition, Capstar provided the funds necessary to redeem the Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock") plus all accrued and unpaid dividends payable at such date. As a result, all shares of Common Stock and Series A Preferred Stock ceased to be outstanding on October 16, 1996. As a result of these transactions, the Company will recognize approximately $12.8 million in stock option compensation expense, and approximately $800,000 of additional merger related fees and expenses during the fourth quarter of 1996.

         As a result of the Merger and the change of control effected thereby, the Company was obligated to satisfy the existing deferred compensation and employment agreements with its President and Chief Executive Officer and its deferred compensation agreement with its Chief Operating Officer, resulting in an additional charge to operations of approximately $1.1 million during the fourth quarter of 1996. Furthermore, the Company, as the surviving corporation, was required to make an offer to purchase the outstanding 13 1/4% Senior Subordinated Notes due 2003 at a purchase price equal to 101% of their accreted value, plus any accrued and unpaid interest. This offer expires on November 26, 1996.

         On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC (the "CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Series A Preferred Stock of the Company in such amounts as the Company may request (the "Preferred Stock Facility"), provided that such request be for an aggregate liquidation value of at least $2,500,000 and be made no later than October 31, 1996. The Series A Preferred Stock accrues cash dividends at the rate of 8% per annum, or 10% per annum if paid in additional shares of Series A Preferred Stock, through April 30, 1999. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund warrants to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which is immediately exercisable and expires May 1, 2000.

         In connection with the Stamford Acquisition on May 30, 1996 and the Florida Acquisition on May 31, 1996, the Company issued 5,700 shares and 4,300 shares, respectively, of Series A Preferred Stock to the CIBC Merchant Fund for an aggregate purchase price of $10,000,000. On October 16, 1996, the Company redeemed all of the outstanding shares of Series A Preferred Stock plus accrued dividends from funds provided by Capstar (Note 2).

         The Company closed on the Huntington Acquisitions on October 16, 1996 and funded the $12.0 million purchase price with funds from the revolving credit facility under the AT&T Senior Credit Facility and with equity funding provided by Capstar.

         On September 26, 1996 the Company entered into an Asset Purchase Agreement with Indian River Shores Partners, L.C. to purchase certain defined assets of radio station WOSN-FM located in the Ft. Pierce-Stuart-Vero Beach, Florida market for a total purchase price of $1,600,000. The Company anticipates that this transaction will close in the first quarter of 1997 with funding to be provided by available revolving credit borrowings under the AT&T Senior Credit Facility.

         Management believes that cash from operating activities together with available revolving credit borrowings under the AT&T Senior Credit Facility will permit the Company to meet its financial obligations, fund its operations for the foreseeable future and consummate its planned acquisitions. The Company's long-term debt is comprised of the Senior Subordinated Notes and borrowing under the AT&T Senior Credit Facility. The Company may require additional financing for future acquisitions and there can be no assurance that it will be able to obtain such financing on terms considered by management to be favorable.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

           Upon the effectiveness of the Merger, (i) Bruce A. Friedman, Daniel
      H. Stern and Susan L. Burden resigned as directors of the Company and were replaced by Eric C. Neuman, R. Steven Hicks and Thomas O. Hicks, and (ii)
      R. Steven Hicks, James T. Shea, Jr., Eric C. Neuman, James J. Sullivan and Peter S. Brodsky were named as Chairman of the Board and Chief Executive Officer; President; Vice President; Chief Financial Officer, Treasurer and Secretary; and Assistant Secretary, respectively.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS:

                   Number           Exhibit Title

                  10.75* Amendment No. 1, dated as of September 3, 1996, to the Agreement and Plan of Merger (the "Merger Agreement") by and among CMI Acquisition Company, Inc., the Company and the stockholders and other signatories thereto dated as of June 21, 1996.

                  10.76* Amendment No. 2 dated as of October 16, 1996 to the Merger Agreement.

                  10.77* Amended and Restated Employment Agreement dated October 16, 1996 between the Company and James T. Shea, Jr.

                  10.78* Amendment No. 1, dated October 15, 1996, to the Asset Purchase Agreement, dated as of April 8, 1996, between Simmons Broadcasting Company ("Simmons") and Commodore Media of Kentucky, Inc. ("Commodore-Kentucky").

                  10.79* Amendment No. 1, dated October 15, 1996, to the Contingent Sale and Assignment of Options dated as of April 8, 1996 between Commodore-Kentucky and Simmons.

                  10.80* Irrevocable and Exclusive Option Agreement dated as of October 16, 1996 between Simmons and Commodore-Kentucky.

                  10.81* Local Marketing Agreement dated October 16, 1996 between Simmons and
                                    Commodore-Kentucky regarding WHRD-AM.

                  99.1* Press Release issued on October 4, 1996 regarding acquisition of WOSN-FM.

                  99.2* Press Release issued on October 16, 1996 regarding the Merger.





* Previously filed on Form 8-K dated October 16, 1996, and incorporated herein by reference.

                          PART II - OTHER INFORMATION

         (b)      REPORTS ON FORM 8-K:

               During the quarter ended September 29, 1996 the following report on Form 8-K was filed:

              (i) A Form 8-K/A dated May 30, 1996 was filed on August 12, 1996, reporting the financial statements of the Stamford Acquisition and the Florida Acquisition and proforma financial information with respect to the Stamford Acquisition and the Florida Acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Commodore Media, Inc.
                                                (Registrant)

Date:             November 13, 1996         /s/ James T. Shea, Jr.
                                            --------------------------
                                            James T. Shea, Jr.
                                            President
                                            (principal executive officer)




Date:             November 13, 1996         /s/ James J. Sullivan
                                            --------------------------
                                            James J. Sullivan
                                            Chief Financial Officer
                                            (principal financial and
                                            accounting officer)

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

                                      Commodore Media of Florida, Inc.
                                               a Delaware Corporation

                                      Commodore Media of Westchester, Inc.
                                               a Delaware Corporation

                                      Commodore Holdings, Inc.
                                               a Delaware Corporation

                                      Danbury Broadcasting, Inc.
                                               a Connecticut Corporation

Date:             November 13, 1996
                                            By: /s/ James T. Shea, Jr.
                                               --------------------------------
                                            James T. Shea, Jr.
                                            President
                                            (principal executive officer)


Date:             November 13, 1996         By: /s/ James J. Sullivan
                                                ---------------------------
                                            James J. Sullivan
                                            Chief Financial Officer
                                            (principal financial and accounting
                                            officer)