Form 10-K405
period 1996-12-31
COMMODORE MEDIA INC
filed 1997-03-31
CIK 945821

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                                 (Fee Required)

                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                               (No Fee Required)

         For the transition period from ______________ to _____________

                       Commission file number:  33-92732

                             COMMODORE MEDIA, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                   13-3034720
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

500 FIFTH AVENUE
SUITE 3000
NEW YORK, NEW YORK                                                  10110
(Address of principal executive offices)                          (Zip Code)


                 -------------------------------------------

                      See Table of Additional Registrants

                 -------------------------------------------


      Registrant's telephone number, including area code:  (212) 302-2727

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

         Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         AT MARCH 15, 1997, THERE WERE 249,847,909 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE ("COMMON STOCK"), OF THE REGISTRANT OUTSTANDING. AS OF SUCH DATE, THERE WAS NO PUBLIC MARKET FOR THE REGISTRANT'S COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE
       NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                        PRIMARY STANDARD
                                                    STATE OR OTHER         INDUSTRIAL        I.R.S. EMPLOYER
                                                   JURISDICTION OF       CLASSIFICATION       IDENTIFICATION
                      NAME                          INCORPORATION            NUMBER               NUMBER
 ----------------------------------------------   ------------------  -------------------   -----------------
 Commodore Media of Delaware, Inc.                Delaware                     4832            51-0286804
 Commodore Media of Kentucky, Inc.                Delaware                     4832            61-0997863
 Commodore Media of Pennsylvania, Inc.            Delaware                     4832            23-2207457
 Commodore Media of Norwalk, Inc.                 Delaware                     4832            06-1277523
 Commodore Media of Florida, Inc.                 Delaware                     4832            59-2813110
 Commodore Media of Westchester, Inc.             Delaware                     4832            13-3356485
 Commodore Holdings, Inc.                         Delaware                     4832            13-3858506
 Danbury Broadcasting, Inc.                       Connecticut                  4832            13-3653113
 Osborn Communications Corporation                Delaware                     4832            06-1142367
 Asheville Broadcasting Corp.                     Delaware                     4832            56-1859801
 Atlantic City Broadcasting Corp.                 Delaware                     4832            22-3274908
 Beatrice Broadcasting Corp.                      Delaware                     4832            06-1142368
 Breadbasket Broadcasting Corporation             Delaware                     4832            06-1443379
 Corkscrew Broadcasting Corporation               Delaware                     4832            65-0466131
 Currey Broadcasting Corporation                  Delaware                     4832            13-3358952
 Daytona Beach Broadcasting Corp.                 Delaware                     4832            59-3223390
 Great American East, Inc.                        North Carolina               4832            56-1580032
 Houndstooth Broadcasting Corporation             Delaware                     4832            06-1469230
 Jamboree in the Hills, Inc.                      Delaware                     4832            55-0709712
 Ladner Communications Holding Corp.              Delaware                     4832            13-3465060
 Mountain Radio Corporation                       Delaware                     4832            13-3401043
 Music Hall Club, Inc.                            West Virginia                4832            55-0699199
 Nelson Broadcasting Corporation                  Delaware                     4832            13-3358975
 O.C.C., Inc.                                     Delaware                     4832            13-3449243
 Orange Communications, Inc.                      Delaware                     4832            13-3387461
 Osborn Entertainment Enterprises Corporation     Delaware                     4832            13-3465115
 Osborn Sound & Communications Corp.              Delaware                     4832            34-1501274
 RKZ Television, Inc.                             Delaware                     4832            58-1740585
 Rainbow Broadcasting Corporation                 Delaware                     4832            63-1110166
 Short Broadcasting Corporation                   Delaware                     4832            31-1255866
 SNG Holdings, Inc.                               Delaware                     4832            13-3702089
 Southeast Radio Holding Corp.                    Delaware                     4832            06-1422492
 Waite Broadcasting Corp.                         Delaware                     4832            06-1142386
 Yellow Brick Radio Corporation                   Delaware                     4832            13-3401042
 Ameron Broadcasting Corporation                  Delaware                     4832            74-2818962
 WNOK Acquisition Company, Inc.                   Delaware                     4832            74-2818961

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I
         Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
         Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
         Item 4. Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . .  39

PART II
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . . . . . . . .  40
         Item 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  41
         Item 8. Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  45
         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . . . . .  80

PART III
         Item 10.Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .  80
         Item 11.Executive Compensation  . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  82
         Item 12.Security Ownership of Certain Beneficial Owners and Management  . . . .  . . . . . . . . . . . . . .  86
         Item 13.Certain Relationships and Related Transactions  . . . .  . . . . . . . . . . . . . . . . . . . . . .  86

PART IV
         Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  86

                                       PART I

ITEM 1.   BUSINESS

GENERAL

As used in this Annual Report on Form 10-K, unless otherwise specified, the "Company" means Commodore Media, Inc. and its subsidiaries after consummation of the Osborn Transactions (as defined) and the Pending Acquisitions (as defined). The Company is a wholly-owned subsidiary of Capstar Broadcasting Partners, Inc. ("Capstar") and conducts its business through its subsidiaries, including Commodore Holdings, Inc. ("CHI") and Osborn Communications Corporation ("Osborn"). Certain capitalized terms used in this Annual Report on Form 10-K are defined herein under the caption "Glossary of Certain Terms and Market and Industry Data."

          The Company was formed in 1980 and is a broadcasting company primarily engaged in the acquisition and operation of radio stations in mid-sized markets. The Company generally defines mid-sized markets as those Metropolitan Statistical Areas ("MSAs") ranked between 50 and 200, each of which has approximately $10.0 million to $35.0 million in radio advertising revenue. Upon completion of the Pending Acquisitions, the Company will be the largest radio broadcaster in the United States operating exclusively in mid-sized markets. Upon completion of the Osborn Transactions, the Company will own and operate or provide services to 53 radio broadcasting stations in 12 mid-sized markets located primarily in the northeastern and southeastern United States. The Company or Capstar or one of its direct subsidiaries (other than the Company) has also entered into agreements to acquire 68 additional stations (collectively, the "Pending Acquisitions"). Each of the Pending Acquisitions to which Capstar or one of its direct subsidiaries (other than the Company) is a party will be assigned or otherwise transferred to the Company prior to consummation thereof. Upon completion of the Osborn Transactions and the Pending Acquisitions, the Company will own and operate or provide services to 121 radio broadcasting stations in 31 mid-sized markets located throughout the country. The Company's stations comprise the leading radio group, in terms of revenue share and/or audience share, in 23 of these markets.

          In February 1996, as a result of the passage of the Telecommunications Act of 1996 (the "Telecom Act"), radio broadcasting companies were permitted to increase their ownership of stations within a single market from a maximum of four to a maximum of between five and eight stations, depending on market size. More importantly, the Telecom Act also eliminated the national ownership restriction that generally had limited companies to the ownership of no more than 40 stations (20 AM and 20 FM) throughout the United States. In order to capitalize on the opportunities created by the Telecom Act, R. Steven Hicks, an executive with over 30 years of experience in the radio broadcasting industry, and Hicks, Muse, Tate & Furst Incorporated, a private investment firm based in Dallas, New York, St. Louis and Mexico City that specializes in acquisitions, recapitalizations and other principal investing activities ("Hicks Muse"), formed Capstar to acquire and operate radio station clusters in mid-sized markets. In October 1996, Capstar purchased the Company for approximately $213.6 million, which includes assumed debt, and the Company became a wholly-owned subsidiary of Capstar.

          The Company believes that mid-sized markets represent attractive operating environments because, as compared to the 50 largest markets in the United States, they are generally characterized by (i) lower radio station purchase prices as a multiple of broadcast cash flow, (ii) less sophisticated and undercapitalized competitors, including both radio and competing advertising media such as newspaper and television, and (iii) less direct format competition resulting from fewer stations in any given market. The Company believes that the attractive operating characteristics of mid-sized markets coupled with the opportunity created by the Telecom Act to create in-market radio station cluster groups will create the ability to achieve substantial revenue growth and cost efficiencies. As a result, management believes that the Company can generate broadcast cash flow margins that are comparable to the higher margins that heretofore were generally achievable only in the top 50 markets.

          To effectively and efficiently manage its stations, Capstar and the Company have developed a flexible management structure designed to manage a large and growing portfolio of radio stations throughout the United States.
The station portfolio will be organized into three regions, the Northeast, the Southeast and the West, each of which will be managed by regional executives in conjunction with general managers in each of the Company's markets.

STATION PORTFOLIO

          In February 1997, the Company completed the purchase of Osborn (the "Osborn Acquisition") for $127.7 million, which included the repayment of outstanding indebtedness of Osborn. Upon consummation of the Osborn

Acquisition, Osborn owned and operated or provided services, through its directly and indirectly wholly-owned subsidiaries, to 18 radio stations (12 FM and six AM). The Osborn purchase price also includes the purchase of five stations in Huntsville and Tuscaloosa, Alabama (the "Osborn Add-on Acquisitions") and the disposition of three stations in Ft. Myers, Florida (the "Osborn Ft. Myers Disposition" and, together with the Osborn Acquisition and the Osborn Add- on Acquisitions, the "Osborn Transactions"), each of which is expected to be completed during the second quarter of 1997. The Osborn Transactions will provide the Company with 20 stations (12 FM and eight AM) located in six additional mid-sized markets in the southeastern United States. In addition to radio broadcasting, Osborn's operations include several broadcast-related businesses: the ownership of a 2,500-seat music theater and the staging of an annual four-day country music festival known as Jamboree in the Hills, both of which are promoted in conjunction with the operation of Osborn's radio stations in Wheeling, West Virginia; the distribution of programmed music, primarily Muzak; and, in conjunction with the programmed music distribution business, the design, sale and installation of sound, closed-circuit video and security systems. Upon consummation of the Osborn Transactions, the Company will own and operate or provide services to 53 radio stations (31 FM and 22 AM) in 12 mid-sized markets. On a pro forma basis after giving effect to the Osborn Transactions as if they had occurred on January 1, 1996, the Company would have had net revenue and broadcast cash flow of $85.6 million and $25.3 million, respectively, for the year ended December 31, 1996.

          In addition to the Osborn Transactions, the Company or Capstar has agreed, subject to various conditions, to acquire 68 additional radio stations (46 FM and 22 AM) in 11 separate transactions for an aggregate purchase price of $290.6 million. Each of the Pending Acquisitions to which Capstar or one of its direct subsidiaries (other than the Company) is a party will be assigned or otherwise transferred to the Company prior to consummation thereof. Upon consummation of the Osborn Transactions and the Pending Acquisitions, the Company's portfolio will be comprised of three geographical regions -- the Northeast Region, the Southeast Region and the West Region -- which will include a total of 121 stations located in 31 mid-sized markets in the United States.

                                                                                 COMPANY   COMPANY
                                                                  COMPANY        REVENUE  AUDIENCE
                                                    MSA          STATIONS         SHARE     SHARE
                                                              ---------------
        MARKET(1)                                 RANK(2)      FM        AM      RANK(3)   RANK(4)        SOURCE COMPANY
        ---------                                 -------      --        --      -------   -------        --------------
NORTHEAST REGION
  Allentown-Bethlehem, PA(5)  . . . . . . . . .     64          2         2         1        1                CHI
  Melbourne-Titusville-Cocoa, FL  . . . . . . .     96          3         2         1        1            EZY/City/Roper
  Fairfield County, CT(6) . . . . . . . . . . .    112          3         3         1        2                CHI
  Ft.  Pierce-Stuart-Vero Beach, FL(5)(7) . . .    121          6         1         1        1          CHI/Indian River
  Huntington, WV-Ashland, KY(5) . . . . . . . .    139          5         5         1        1                CHI
  Salisbury-Ocean City, MD  . . . . . . . . . .    153          2        --         3        3             Benchmark
  Dover, DE . . . . . . . . . . . . . . . . . .     NA          2         1         1       NA             Benchmark
  Wilmington, DE  . . . . . . . . . . . . . . .     NA          1         1         2        1                CHI
  Westchester-Putnam Counties, NY(8)                NA          3         2       NA         1                CHI
                                                               --        --
         SUBTOTAL . . . . . . . . . . . . . . .                27        17

SOUTHEAST REGION
  Greenville, SC  . . . . . . . . . . . . . . .     59          3         1         2        2             Benchmark
  Columbia, SC  . . . . . . . . . . . . . . . .     88          4         2         1        2       Benchmark/Emerald City
  Huntsville, AL  . . . . . . . . . . . . . . .    114          1         2         1        1              Osborn
  Jackson, MS . . . . . . . . . . . . . . . . .    118          2         2         2        2             Benchmark
  Shreveport, LA  . . . . . . . . . . . . . . .    126          1         1         2        3             Benchmark
  Montgomery, AL  . . . . . . . . . . . . . . .    142          3        --         2        1             Benchmark
  Asheville, NC . . . . . . . . . . . . . . . .    179          1         1         1        1              Osborn
  Tuscaloosa, AL  . . . . . . . . . . . . . . .    212          2         1         1        1              Osborn
  Wheeling, WV(5) . . . . . . . . . . . . . . .    213          5         2         1        1              Osborn
  Winchester, VA  . . . . . . . . . . . . . . .    219          2         1        NA        1             Benchmark
  Jackson, TN . . . . . . . . . . . . . . . . .    257          2         1        NA        1              Osborn
  Roanoke, VA . . . . . . . . . . . . . . . . .     NA          3         1         1        1        Benchmark/Cavalier
  Lynchburg, VA . . . . . . . . . . . . . . . .     NA          3         1         1        1        Benchmark/Cavalier
  Statesville, NC . . . . . . . . . . . . . . .     NA          1         1        NA       NA             Benchmark
  Gadsden, AL(9)  . . . . . . . . . . . . . . .     NA          1         1        NA        1              Osborn
                                                               --        --
         SUBTOTAL . . . . . . . . . . . . . . .                34        18

                                                                    COMPANY   COMPANY
                                                     COMPANY        REVENUE  AUDIENCE
                                       MSA          STATIONS         SHARE     SHARE
                                                 ---------------
        MARKET(1)                    RANK(2)      FM        AM      RANK(3)   RANK(4)        SOURCE COMPANY
        ---------                    -------      --        --      -------   -------        --------------

WEST REGION
  Stockton, CA(5) . . . . . . . .      85          1         1         3        3         Community Pacific
  Des Moines, IA(5) . . . . . . .      89          2         1         3        3         Community Pacific
  Madison, WI . . . . . . . . . .     120          4         2         1        1              Madison
  Modesto, CA(5)  . . . . . . . .     121          1         1         2        2         Community Pacific
  Anchorage, AK(5)  . . . . . . .     165          4         2         1        1      Community Pacific/COMCO
  Fairbanks, AK(6)  . . . . . . .      NA          2         1        NA        1               COMCO
  Yuma, AZ  . . . . . . . . . . .      NA          2         1        NA        1           Commonwealth
                                                  --        --
         SUBTOTAL . . . . . . . .                 16         9
                                                  --        --
         TOTAL(10)  . . . . . . .                 77        44
                                                  ==        ==


NA  Information not available.
(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank obtained from Arbitron's (as defined) Summer 1996 Radio Market Survey Schedule. (3) Company revenue share rank compiled from data in BIA Publications Radio Analyzer-BIA's Master Access, Version 1.7
    (copyright 1996) (data current as of September 4, 1996).

(4) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending either Spring or Summer 1996 for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight, except for the Yuma, Arizona market which was obtained from AccuRatings(TM) (as defined). To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signals originate outside the MSA.

(5) The Company provides certain sales and marketing services to stations WKAP-AM in Allentown, Pennsylvania, WPAW-FM in Ft. Pierce-Stuart-Vero Beach, Florida and WEEL-FM in Wheeling, West Virginia, pursuant to a JSA (as defined). The Company provides certain sales, programming and marketing services to station WHRD-AM in Huntington, West Virginia, and, pending consummation of the Community Pacific Acquisition (as defined), to stations KFIV-AM and KJSN-FM in Modesto, California, KVFX-FM and KJAX-FM in Stockton, California, KASH-FM, KENI-AM and KBFX in Anchorage, Alaska, and KDMI-AM, KHKI-FM and KGGO-FM in Des Moines, Iowa, pursuant to an LMA (as defined). The chart includes these stations.

(6) Fairfield County is a Custom Survey Area ("CSA") as defined by Arbitron. The CSA includes the Arbitron markets of Bridgeport, Stamford-Norwalk and Danbury, Connecticut with market rankings of 112, 132 and 191, respectively. MSA rank is listed for the Bridgeport market only. The combined rank for the CSA has not been estimated. Fairbanks, Alaska is a CSA as defined by Arbitron, for which audience share rank was obtained from Arbitron's Spring 1996 CSA Market Report.

(7) A third party has filed a petition for reconsideration with the FCC requesting reconsideration of the FCC's grant of the application for transfer of control of station WOSN-FM to the Company. Indian River (as defined) has accused the Company of breach of contract and has refused to close the Indian River Acquisition (as defined). The Company does not believe that it has breached the acquisition agreement and has filed a complaint against Indian River in the Circuit Court of the Nineteenth Judicial Circuit, Indiana River, Florida to enforce its rights under the acquisition agreement. See "--The Acquisitions--Indian River Acquisition."

(8) Westchester-Putnam Counties, New York are a sub-set of the greater New York City Metropolitan Area, which is ranked as the largest MSA by Arbitron.

(9) Company audience share rank obtained from Arbitron's June 1996 County Report (for field work performed in 1995) survey, from the County of Etowah, Alabama which is Gadsden's home county.

(10)The chart does not include (i) stations to be disposed of in connection with the Osborn Ft. Myers Disposition, (ii) station WING-FM in Dayton, Ohio, which is owned by the Company and for which an unrelated third party, who has an option to purchase such station, currently provides certain sales, programming and marketing services pursuant to an LMA, (iii) station WDRR-FM in Ft. Myers, Florida, in which the Company owns a 50% nonvoting interest and which the Company intends to sell or (iv) station KASH-AM in Anchorage, Alaska, which the Company will own upon consummation of the acquisition of Community Pacific (as defined), but expects to sell subsequent thereto to remain in compliance with the station ownership limitations under the Communications Act of 1934, as amended (the "Communications Act"). See "--The Acquisitions."

STRATEGY

  Acquisition Strategy

         The Company seeks to become the leading consolidator of radio stations in mid-sized markets throughout the United States. Management expects to achieve this objective through the application of an acquisition strategy that it believes will allow the Company to develop radio station clusters at attractive prices. First, the Company intends to enter attractive new mid-sized markets by acquiring a leading station (or a group that owns a leading station) in such market. The Company then intends to utilize the initial acquisition as a platform to acquire additional stations which further enhance the Company's position in a given market. Management believes that once it has established operations in a market with an initial acquisition, it can acquire additional stations at reasonable prices and, by leveraging its existing infrastructure, knowledge of and relationships with advertisers and substantial management experience, improve the operating performance and financial results of those stations.


  Operating Strategy

         The Company's objective is to maximize the broadcast cash flow of each of its radio station clusters through the application of the following strategies:

         Enhance Revenue Growth through Multiple Station Ownership. Management believes that the ownership of multiple stations in a market allows the Company to coordinate its programming to appeal to a broad spectrum of listeners. Once the station cluster has been created, the Company can provide one-stop shopping to advertisers attempting to reach a wide range of demographic groups. Simplifying the buying of advertising time for customers encourages increased advertiser usage thereby enhancing the Company's revenue generating potential. Broad demographic coverage also allows the Company to compete more effectively against alternative media, such as newspaper and television, thus potentially increasing radio's share of the total advertising dollars spent in a given market.

         Create Low Cost Operating Structure. Management believes that it is less expensive to operate radio stations in mid-sized markets than in large markets for several reasons. First, because stations in mid-sized markets typically have less direct format competition, the Company is less reliant on expensive on-air talent and costly advertising and promotional campaigns to capture listeners. Second, the ownership of multiple stations within a market allows the Company to achieve substantial cost savings through the consolidation of facilities, management, sales and administrative personnel, operating resources (such as on-air talent, programming and music research) and through the reduction of redundant corporate expenses. Furthermore, management expects that the Company, as a result of the large size of its portfolio, combined with the consolidated purchasing power of the Hicks Muse portfolio companies, will be able to realize substantial economies of scale in such areas as national representation commissions, employee benefits, casualty insurance premiums, long distance telephone rates and other operating expenses. Finally, the incorporation of digital automation in certain markets allows the Company to operate radio stations at off-peak hours with minimal human involvement while improving the quality of programming.

         Utilize Sophisticated Operating Techniques. Following the acquisition of a station or station group, the Company will seek to capitalize on management's extensive large market operating experience by implementing sophisticated techniques such as advertising inventory management systems, sales training programs and in-depth music research studies which improve both the efficiency and profitability of its stations. Prior to the passage of the Telecom Act, management believes that many operators in mid-sized markets did not generate sufficient revenue to justify the incurrence of expenditures to develop these techniques.

         Provide Superior Customer Service. The Company believes that advertising customers in mid-sized markets typically do not have extensive resources to create and implement advertising campaigns. The Company provides many of its advertising customers with extensive advertising support which may include (i) assistance in structuring advertising and promotional campaigns,
(ii) creating and producing customer advertisements and (iii) analyzing the effectiveness of the customer's media programs. Management believes that this type of superior customer service attracts new customers to the Company and increases the loyalty of the Company's existing customers, thereby providing stability to the Company's revenue, often despite fluctuations in station ratings.

         Develop Decentralized Management Structure. The Company will seek to develop experienced, highly motivated, regional and local management teams, derived primarily from station groups acquired by the Company, and will decentralize decision-making so that these regional and local managers will have the flexibility to develop operating cultures that capitalize on the unique qualities of each region and market. The Company will also rely on local managers to source additional acquisition opportunities. In addition, in order to incentivize regional management, the Company intends to implement a program that links compensation to regional operating performance as well as the combined results of the Company.

MANAGEMENT

         The Company has designed an organizational structure to effectively manage its existing station portfolio as well as to accommodate future in-market or group acquisitions. Each of the Company's existing and future operating regions will be headquartered within the region and staffed with a team of regional executives who will manage the operations of that region's station portfolio. A chief executive officer and/or a chief operating officer of each region will oversee the regional and general managers of the stations within a particular region. In addition, a controller in each region will directly oversee the business managers of the stations within a region. Each regional operating executive will report directly to R. Steven Hicks, the Chief Executive Officer of the Company and the President and Chief Executive Officer of Capstar, while each regional controller will report to Capstar's chief financial officer. The Company's regional executive management teams will be compensated based upon the financial performance of their respective regions and Capstar and its subsidiaries as a whole with such compensation awarded in the form of cash bonuses and stock options. Management believes that this compensation structure will foster teamwork and the sharing of the best practices across regions to maximize the overall financial performance of the Company. In assembling each of the existing regional management teams, the Company has sought to retain the senior management of some of the station groups that it has acquired so as to (i) retain and capitalize on the local market experience and knowledge of these experienced executives and (ii) foster a culture that is consistent with the unique attributes of each of the local markets acquired. Furthermore, the Company believes that each of its regional executives possesses considerable knowledge of its region's competitors and is therefore well situated to identify strategic acquisition candidates. Each of the Company's regional executives has invested, or intends to invest, in the capital stock of Capstar.

         Each of the Company's regional executives has extensive experience operating radio stations in mid-sized markets, as described below.

         Northeast Region. The chief executive officer of the Northeast Region is James T. Shea, Jr., the President (and former Chief Operating Officer) of the Company. Mr. Shea has more than 20 years of experience in the radio broadcasting industry. Mr. Shea's operating knowledge and strong advertiser relationships helped the Company, prior to its acquisition by Capstar, become a leading radio group in each of its markets. Pro forma for the Osborn Transactions and the Pending Acquisitions, Mr. Shea will manage 44 stations in nine markets in the Northeast Region.

         Southeast Region. Frank D. Osborn, the President and Chief Executive Officer of Osborn since its inception in 1984, is the chief executive officer of the Southeast Region. Mr. Osborn brings more than 19 years of radio industry experience to the Company, including prior positions as Senior Vice President of Price Communications, Vice President of Finance and Administration at NBC Radio and General Manager of WYNY-FM in New York City. Mr. Osborn has been successful in developing leading station clusters in each of Osborn's markets. The Company intends to hire a chief operating officer for the Southeast Region, who will assist Mr. Osborn in overseeing the operations of the radio stations in the region. Pro forma for the Osborn Transactions and the Pending Acquisitions, the Southeast Region will include 52 stations in 15 markets.

         West Region. The West Region will be managed by two radio executives, David J. Benjamin and Claude C. Turner (also known as Dex Allen), with an aggregate of 52 years of experience in the radio broadcasting industry. Mr. Benjamin, the current President and Chief Executive Officer of Community Pacific Broadcasting Company L.P. ("Community Pacific"), will serve as the chief executive officer of the West Region upon consummation of the Community Pacific Acquisition (as defined). Mr. Allen has served as the managing member of Commonwealth Broadcasting of Arizona, L.L.C. ("Commonwealth") since 1984 and is expected to continue to serve in such position until the consummation of the Commonwealth Acquisition (as defined). Mr. Allen became the president and chief operating officer of the West Region effective January 1, 1997. Pro forma for the Pending Acquisitions, the West Region will include 25 stations in seven markets.


THE ACQUISITIONS

         The Company acquired Osborn and will complete certain pending acquisitions of Osborn for a purchase price of $127.7 million, including the repayment of outstanding indebtedness of Osborn. The purchase price includes $113.0 million for the 18 stations that are owned and operated or to which services are provided by the Company and $25.7 million for the five stations in the Huntsville and Tuscaloosa, Alabama markets which will be acquired as part of the Osborn Add-on Acquisitions and excludes $11.0 million to be received by the Company upon the disposition of three stations in the Ft. Myers, Florida market in connection with the Osborn Ft. Myers Disposition. The Osborn Add-on Acquisitions are expected to close in April and May 1997 and the Osborn Ft. Myers Disposition is expected to close in April 1997.

         In addition to the Osborn Transactions, the Company or Capstar has agreed, subject to various conditions, to acquire (i) in the Northeast Region, substantially all of the assets of Indian River Shores Partners, L.C. ("Indian River"), City Broadcasting Co., Inc. ("City"), EZY Com, Inc. ("EZY") and Roper Broadcasting, Inc. ("Roper"), (ii) in the Northeast Region and the Southeast Region, Benchmark Communications Radio Limited Partnership, L.P. and certain of its subsidiary partnerships (collectively, "Benchmark"), (iii) in the Southeast Region, substantially all of the assets of Cavalier Communications, L.P. ("Cavalier") and Emerald City Radio Partners, L.P. ("Emerald City"), and (iv) in the West Region, substantially all of the assets of COMCO Broadcasting, Inc. ("COMCO"), Commonwealth, The Madison Radio Group ("Madison") and Community Pacific, for an aggregate purchase price of $290.6 million. Each of the Pending Acquisitions to which Capstar or one of its direct subsidiaries (other than the Company) is a party will be assigned or otherwise transferred to the Company prior to consummation thereof. Upon consummation of the Osborn Transactions and the Pending Acquisitions, the Company will have acquired or agreed to provide services to a total of 88 radio stations for an aggregate purchase price of approximately $418.3 million and, as a result, the Company will own and operate or provide services to 121 radio stations.

                              PENDING ACQUISITIONS

                          ESTIMATED
                        PURCHASE PRICE
                          OF PENDING            COMPANY
                         ACQUISITION           STATIONS                                          EXPECTED
                                            -------------
 COMPANY               ($ IN MILLIONS)       FM       AM              REGION                   CLOSING DATE
 -------               ---------------       --       --           --------------              ------------
Indian River  . . . .       $ 1.6            1        --            Northeast                   Not Determinable (1)
City  . . . . . . . .         3.0            1         1            Northeast                   April 1997
EZY . . . . . . . . .         5.0            1         1            Northeast                   April 1997
Roper . . . . . . . .         4.0            1        --            Northeast                   April 1997
Benchmark . . . . . .       173.4           21        10            Southeast/Northeast         June 1997
Cavalier  . . . . . .         8.3            4         1            Southeast                   October 1997
Emerald City  . . . .         9.5            1        --            Southeast                   July 1997
COMCO . . . . . . . .         6.7            4         2            West                        October 1997
Commonwealth  . . . .         5.3            2         1            West                        October 1997
Madison . . . . . . .        38.8            4         2            West                        October 1997
Community Pacific . .        35.0            6         4            West                        November 1997
                            -----           --        --
   Total  . . . . . .       290.6           46        22
                            =====           ==        ==



(1)      See "--The Acquisitions--Indian River Acquisition."

         The Company must obtain additional financing to consummate the Osborn Add-on Acquisitions and the Pending Acquisitions, and there can be no assurance that such financing will be available to the Company on terms acceptable to its management or at all. Consummation of each of the Osborn Add-on Acquisitions, the Osborn Ft. Myers Disposition and the Pending Acquisitions is subject to numerous conditions, including approval of the Federal Communications Commission (the "FCC") and, where applicable, satisfaction of any requirements and any applicable waiting periods under the Hart- Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"); accordingly, the actual date of consummation of each of the Osborn Add-on Acquisitions, the Osborn Ft. Myers Disposition and the Pending Acquisitions may vary from the anticipated closing dates. Further, no assurances can be given that the Osborn Add-on Acquisitions and the Pending Acquisitions will be consummated or that, if completed, they will be successful. For further information concerning the Acquisitions, see "-- Risks Associated with Business Activities -- Risks of Acquisition Strategy."

         Osborn Acquisition. On February 20, 1997, the Company acquired Osborn. The purchase price of the Osborn Acquisition was approximately $113.0 million (including the repayment of outstanding indebtedness of Osborn and approximately $3.2 million payable in cash to Frank D. Osborn, the President and Chief Executive Officer of Osborn, upon the sale of Osborn under the terms of a letter agreement between Mr. Osborn and Osborn that entitled him to such payment upon completion of a sale of Osborn). The purchase price included approximately $91.8 million paid in cash and $1.8 million paid in shares of Class A common stock, par value $.01 per share ("Capstar Common Stock"), of Capstar.

         Osborn Add-on Acquisitions and Osborn Ft. Myers Disposition. On December 18, 1996, Osborn agreed to acquire substantially all of the assets of Taylor Communications Corporation ("Taylor") utilized in the operations of Taylor's stations in the Tuscaloosa, Alabama market (the "Osborn Tuscaloosa Acquisition"). The purchase price of the Osborn Tuscaloosa Acquisition will equal approximately $1.0 million payable in cash. Taylor owns and operates two stations (WACT-AM and WACT-FM) in the Tuscaloosa, Alabama market. In March 1997, the FCC approved transfer of control of these radio stations to the Company. No filing under the HSR Act is required. Osborn has placed $50,000 in cash in escrow as security for its obligations under the asset purchase agreement.

         On November 20, 1996, Osborn agreed to acquire (the "Osborn Huntsville Acquisition" and collectively with the Osborn Tuscaloosa Acquisition, the "Osborn Add-on Acquisitions") all of the issued and outstanding capital stock of Dixie Broadcasting, Inc. ("Dixie") and Radio WBHP, Inc. ("Radio WBHP"). The purchase price of the Osborn Add-on Acquisitions will equal approximately $25.7 million (including $24.0 million payable in cash at the closings and the present value (approximately $1.7 million) of payments to be made after consummation of the Osborn Huntsville Acquisition pursuant to a consulting agreement). Such acquired companies own and operate three stations (one FM and two AM) in the Huntsville, Alabama market. In March 1997, the FCC approved transfer of control of Dixie's and Radio WBHP's respective radio stations to Osborn, and Osborn and the Company filed an application with the FCC for approval to transfer control of the stations to the Company. No filing under the HSR Act is required. Osborn has placed $500,000 in cash in escrow as security for its obligations under the stock purchase agreement. If the stock purchase agreement is terminated by Dixie and Radio WBHP due to, among other things, Osborn's material breach of any of its representations, warranties or obligations under the stock purchase agreement, then Dixie and WBHP shall be entitled to the escrowed funds. If the stock purchase is consummated the escrowed funds will be disbursed to Dixie and WBHP in partial satisfaction of the purchase price.

         On December 24, 1996, Osborn agreed to sell substantially all of the assets owned by Osborn that are used or held for use in connection with the business and operations of Osborn's stations WKII-AM and WFSN-FM in Port Charlotte, Florida and WOLZ-FM in Ft. Myers, Florida (the "Osborn Ft. Myers Disposition"). The Company will receive approximately $11.0 million payable in cash upon consummation of the Osborn Ft. Myers Disposition. Osborn has entered into an LMA with the acquiror pursuant to which the acquiror is providing certain sales, programming and marketing services for such stations. In March 1997, the FCC approved the assignment of Osborn's radio stations in Port Charlotte and Ft. Myers, Florida to the purchaser. No filing under the HSR Act is required.

         The Company anticipates that the Osborn Add-On Acquisitions will be consummated in April and May 1997, respectively, and that the Osborn Ft. Myers Disposition will be consummated in April 1997.

         Indian River Acquisition. On September 26, 1996, the Company agreed to acquire substantially all of the assets of Indian River used in the operation of Indian River's station in the Ft. Pierce-Stuart-Vero Beach, Florida market (the "Indian River Acquisition"). The purchase price of the Indian River Acquisition will equal approximately $1.6 million payable in cash. The Company has placed $100,000 in cash in escrow as security for its obligations under the asset purchase agreement. The FCC granted the application for assignment of the broadcast license for WOSN-FM to the Company on November 25, 1996. In December 1996, however, a third party filed a petition for reconsideration with the FCC requesting reconsideration of the FCC's grant. In addition, Indian River has accused the Company of breach of contract and has refused to close the Indian River Acquisition. The Company does not believe that it has breached the acquisition agreement and filed a complaint against Indian River in the Circuit Court of the Nineteenth Judicial Circuit, Indian River, Florida to enforce its rights under the acquisition agreement. No assurances can be given that the FCC matter will be resolved favorably or that the Indian River Acquisition will be consummated. No filing under the HSR Act is required.

         Space Coast Acquisitions. On October 22, 1996, Capstar Broadcasting-Florida, Inc., a direct subsidiary of Capstar ("Capstar-Florida"), agreed to acquire substantially all of the assets of City (the "City Acquisition"). The purchase price of the acquisition will equal approximately $3.0 million payable in cash. City owns and operates WGGD-FM and WMMB-AM in the Melbourne-Titusville-Cocoa, Florida market. The FCC has approved transfer of control of such radio stations to the Company. No filing under the HSR Act is required.

         On October 22, 1996, Capstar-Florida agreed to acquire substantially all of the assets of EZY (the "EZY Acquisition"). The purchase price of the acquisition will equal approximately $5.0 million payable in cash. EZY owns and operates stations (WLRQ-FM and WMYM-AM) in the Melbourne-Titusville-Cocoa, Florida market. The FCC has approved transfer of control of such radio stations to the Company. No filing under the HSR Act is required.

         On October 22, 1996, Capstar-Florida agreed to acquire substantially all of the assets of Roper (the "Roper Acquisition" and collectively with the City Acquisition and the EZY Acquisition, the "Space Coast Acquisitions"). The purchase price of the acquisition will equal approximately $4.0 million payable in cash. Roper owns and operates station WHKR-FM in the Melbourne-Titusville-Cocoa, Florida market. The FCC has approved transfer of control of such radio station to the Company. No filing under the HSR Act is required.

         Under the terms of the acquisition agreement for each of the Space Coast Acquisitions, all of which agreements were entered into by Capstar-Florida, the acquisition agreement may be terminated by the seller prior to consummation of the asset purchase under various circumstances, including any material breach of a representation or warranty in the case of Roper and EZY, or a breach of any representation or warranty in the case of City, or any material breach of any covenant or agreement, by Capstar-Florida. If the acquisition agreement with City, EZY or Roper, as applicable, is terminated due to any material breach of any representation or warranty in the case of Roper and EZY, or a breach of any representation or warranty in the case of City, or any material breach of any covenant or agreement, by Capstar-Florida, then City, EZY or Roper, as applicable, will be entitled to liquidated damages in the amount of $150,000, $250,000 and $200,000, respectively, as such seller's exclusive remedy. Capstar-Florida has secured its obligation to consummate each asset purchase by placing into escrow letters of credit, in the amount of liquidated damages under the respective acquisition agreements.

         The Company anticipates that the Space Coast Acquisitions will be consummated in April 1997, immediately prior to which the acquisition agreement for each of the Space Coast Acquisitions will be assigned to the Company.

         Benchmark Acquisition. Under the terms of several acquisition agreements, each dated as of December 9, 1996 (collectively, the "Benchmark Acquisition Agreements"), entered into by Benchmark, Capstar, certain wholly-owned subsidiaries (each a "Fund III Acquisition Sub") of Hicks, Muse, Tate & Furst Equity Fund III, L.P., an affiliate of Hicks Muse, and other signatories thereto, Benchmark will become an indirect wholly-owned subsidiary of the Company through a series of mergers and stock purchases (collectively with the Benchmark Montgomery Acquisition (as defined), the "Benchmark Acquisition"). The purchase price of the Benchmark Acquisition will equal approximately $173.4 million. Benchmark owns and operates 27 radio stations (17 FM and 10 AM), and has agreed to acquire two radio stations in the Montgomery, Alabama market (the "Benchmark Montgomery Acquisition"). Those stations are located in 11 markets in the Southeastern United States, including the Dover, Delaware; Salisbury-Ocean City, Maryland; Montgomery, Alabama; Shreveport, Louisiana; Jackson, Mississippi; Statesville, North Carolina; Columbia, South Carolina; Greenville, South Carolina; Roanoke, Lynchburg and Winchester, Virginia markets. The Company anticipates that the Benchmark Acquisition will be consummated in June 1997.

         In connection with the Benchmark Acquisition, Joseph L. Mathias IV will be entitled, at his election, to receive a certain number of shares of Capstar Common Stock, in lieu of cash, in consideration of a portion of his ownership interest in Benchmark.

         The obligations of the Fund III Acquisition Subs and Benchmark to consummate the Benchmark Acquisition are subject to the satisfaction at or prior to the effective time of the Benchmark Acquisition of customary terms and conditions, including (i) obtaining the requisite consent from the FCC to the transfer of control of Benchmark's radio stations to the Company and (ii) the termination of the applicable waiting period under the HSR Act. In January 1997, Capstar and Benchmark each filed (i) an application with the FCC for approval to transfer control of Benchmark's radio stations to the Company and
(ii) a Notification and Report Form with the United States Department of Justice ("DOJ") and the Federal Trade Commission (the "FTC"). On February 14, 1997, Capstar received a Second Request for information from the DOJ relating to the Benchmark Acquisition, which focuses particularly on the Benchmark radio stations in the Dover and Wilmington, Delaware areas. The applicable waiting period under the HSR Act for the Benchmark Acquisition will expire 20 calendar days after both Capstar and Benchmark substantially comply with the Second Request, unless the parties agree to extend the waiting period or the DOJ seeks to, and is successful in its efforts to, enjoin the Benchmark Acquisition. Although the Company believes that the Benchmark Acquisition ultimately will be consummated, there can be no assurance that the DOJ will clear the Benchmark Acquisition in its current form or that Capstar, and ultimately, the Company, or Benchmark will not be required to dispose of certain radio stations or take other measures in order to consummate the Benchmark Acquisition. See "-- Federal Regulation of Radio Broadcasting."

         The Benchmark Acquisition Agreements may be terminated by Benchmark prior to consummation of the Benchmark Acquisition under various circumstances, including a breach of one or more representations, warranties, covenants or agreements by a Fund III Acquisition Sub, which in the aggregate has, or would reasonably be expected to have, a material adverse effect on Benchmark and its subsidiaries, taken as a whole. If the Benchmark Acquisition is not consummated due to a breach of one or more representations, warranties, covenants or agreements in the Benchmark Acquisition Agreements by a Fund III Acquisition Sub, which in the aggregate has, or would reasonably be expected to have, a material adverse effect on Benchmark and its subsidiaries, taken as a whole, then Benchmark will be entitled to liquidated damages in the amount of $8.2 million as Benchmark's exclusive remedy. The Fund III Acquisition Subs have secured their obligations to consummate the Benchmark Acquisition by placing into escrow $410,000 in cash and a letter of credit in the amount of $6.7 million. An additional $1.0 million in letters of credit may also be placed in escrow by the Fund III Acquisition Subs under the terms of the Benchmark Acquisition Agreements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Benchmark Montgomery Acquisition. On November 4, 1996, Benchmark agreed to acquire substantially all of the assets of Capital Communications utilized in the operations of Capital Communications' three FM radio stations in the Montgomery, Alabama market. The purchase price of the Benchmark Montgomery Acquisition will equal approximately $19.9 million payable in cash by Benchmark. A Fund III Acquisition Sub will loan Benchmark sufficient funds to consummate the Benchmark Montgomery Acquisition. In January 1997, Benchmark and Capstar filed an application with the FCC for approval of the transfer of control of two of Capital Communications' stations to the Company. Benchmark and Capstar intend to file an application for approval to transfer control of the third station being acquired from Capital Communications. No filing under the HSR Act is required. The Company anticipates that the Benchmark Montgomery Acquisition will be consummated in April 1997. Benchmark has placed $1.0 million in cash in escrow as security for its obligations under the asset purchase agreement.

         Community Pacific Acquisition. On December 26, 1996, Pacific Star Communications, Inc., a direct subsidiary of Capstar ("Pacific Star"), agreed to acquire substantially all of the assets of Community Pacific (the "Community Pacific Acquisition"). The purchase price of the Community Pacific Acquisition will equal approximately $35.0 million payable in cash. Community Pacific owns and operates 11 radio stations (six FM and five AM) in four markets located in Anchorage, Alaska, Modesto and Stockton, California and Des Moines, Iowa. In January 1997, Pacific Star and Community Pacific each filed an (i) application with the FCC for approval to transfer control of such radio stations to the Company and (ii) a Notification and Report Form with the DOJ and the FTC. The applicable waiting period under the HSR Act terminated on February 21, 1997, after which time, Pacific Star and Community Pacific entered into an LMA in connection with Community Pacific's radio stations pursuant to which Pacific Star provides certain sales, programming and marketing services to Community Pacific's stations. In March 1997, the FCC approved the transfer of control of such stations. The Company anticipates that the Community Pacific Acquisition will be consummated in November 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

         Under the terms of the acquisition agreement, which was entered into by Pacific Star, the acquisition agreement may be terminated by Community Pacific prior to consummation of the asset purchase under various circumstances, including, but not limited to, a material breach of any representation, warranty, covenant or agreement, by Pacific Star. If the acquisition agreement is terminated due to a material breach of any representation, warranty, covenant or agreement, by Pacific Star, then Community Pacific will be entitled to liquidated damages in the amount of $2.6 million as Community Pacific's exclusive remedy. Pacific Star has secured its obligation to consummate the asset purchase by placing into escrow a letter of credit in the amount of $2.6 million.

         Madison Acquisition. On January 27, 1997, Point Madison Acquisition Company, Inc., a direct subsidiary of Capstar ("Madison Acquisition Co.") agreed to acquire substantially all of the assets of Madison (the "Madison Acquisition"). The purchase price of the Madison Acquisition will equal approximately $38.8 million payable in cash. Madison owns and operates six radio stations (four FM and two AM) in Madison, Wisconsin. In February 1997, Madison Acquisition Co. and Madison filed an application with the FCC for approval to transfer control of such radio stations to the Company. Madison Acquisition Co. and Madison filed a Notification and Report Form with the DOJ and the FTC in February 1997. The applicable waiting period under the HSR Act terminated on March 11, 1997. The Company anticipates that the Madison Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

         Under the terms of the acquisition agreement, which was entered into by Madison Acquisition Co., the acquisition agreement may be terminated by Madison prior to consummation of the asset purchase under various circumstances, including a material breach of any representation, warranty, covenant or agreement by Madison Acquisition Co. If the acquisition agreement is terminated due to a material breach of any representation, warranty, covenant or agreement by Madison Acquisition Co., then Madison will be entitled to liquidated damages in the amount of $3.2 million as Madison's exclusive remedy. Madison Acquisition Co. has secured its obligation to consummate the asset purchase by placing into escrow a letter of credit in the amount of $3.2 million.

         Commonwealth Acquisition. On January 27, 1997, Pacific Star agreed to acquire substantially all of the assets of Commonwealth (the "Commonwealth Acquisition"). The purchase price of the Commonwealth Acquisition will equal approximately $5.3 million payable in cash. Commonwealth owns and operates three radio stations (two FM and one AM) in Yuma, Arizona. In February 1997, Pacific Star and Commonwealth filed an application with the FCC for approval to transfer control of such radio stations to the Company. No filing under the HSR Act is required. The Company anticipates that the Commonwealth Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

         Under the terms of the acquisition agreement, which was entered into by Pacific Star, the acquisition agreement may be terminated by Commonwealth prior to consummation of the asset purchase under various circumstances, including a material breach of any representation, warranty, covenant or agreement, by Pacific Star. If the acquisition agreement is terminated due to a material breach of any representation, warranty, covenant or agreement by Pacific Star, then Commonwealth will be entitled to liquidated damages in the amount of $262,500 as Commonwealth's exclusive remedy. Pacific Star has secured its obligation to consummate the asset purchase by placing into escrow a letter of credit in the amount of $262,500.

         Cavalier Acquisition. On January 27, 1997, Madison Acquisition Co. agreed to acquire substantially all of the assets of Cavalier (the "Cavalier Acquisition"). The purchase price of the Cavalier Acquisition will equal approximately $8.3 million payable in cash. Cavalier owns and operates five radio stations (four FM and one AM) in the Roanoke and Lynchburg, Virginia markets. In February 1997, Madison Acquisition Co. and Cavalier filed an application with the FCC for approval to transfer control of such radio stations to the Company. No filing under the HSR Act is required. The Company anticipates that the Cavalier Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

         Under the terms of the acquisition agreement, which was entered into by Madison Acquisition Co., the acquisition agreement may be terminated by Cavalier prior to consummation of the asset purchase under various circumstances, including a material breach of any representation, warranty, covenant or agreement by Madison Acquisition Co. If the acquisition agreement is terminated due to a material breach of any representation, warranty, covenant or agreement by Madison Acquisition Co., then Cavalier will be entitled to liquidated damages in the amount of $900,000 as Cavalier's exclusive remedy. Madison Acquisition Co. has secured its obligation to consummate the asset purchase by placing into escrow a letter of credit in the amount of $900,000.

         COMCO Acquisition. On February 3, 1997, Pacific Star agreed to acquire substantially all of the assets of COMCO (the "COMCO Acquisition"). The purchase price of the COMCO Acquisition will equal approximately $6.7 million payable in cash. COMCO owns and operates six radio stations (four FM and two
AM) in the Anchorage and Fairbanks, Alaska markets. Pacific Star and COMCO filed an application with the FCC for approval to transfer control of such radio stations to the Company in February 1997. No filing under the HSR Act is required. The Company anticipates that the COMCO Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

         Under the terms of the agreement, which was entered into by Pacific Star, the acquisition agreement may be terminated by COMCO prior to consummation of the asset purchase under various circumstances, including a material breach of any representation, warranty, covenant or agreement, by Pacific Star. If the acquisition agreement is terminated due to a material breach of any representation, warranty, covenant or agreement, by Pacific Star, then COMCO will be entitled to liquidated damages in the amount of $335,000 as COMCO's exclusive remedy. Pacific Star has secured its obligation to consummate the asset purchase by placing into escrow a letter of credit in the amount of $335,000.

         Upon consummation of the Community Pacific Acquisition and the COMCO Acquisition, the Company will own and operate seven radio stations (four FM and three AM) in the Anchorage, Alaska market, which number exceeds the multiple station ownership limitations under the Communications Act. Accordingly, the Company has sought permission from the FCC to consummate both the Community Pacific Acquisition and the COMCO Acquisition provided that the Company agrees to sell radio station KASH-AM in Anchorage, Alaska within 18 months of the date on which the Community Pacific Acquisition is consummated. The Company would be in compliance with the ownership limitations of the Communications Act in the Anchorage, Alaska market once it disposes of KASH-AM. No assurances can be given that the FCC will grant permission to the Company to consummate both the Community Pacific Acquisition and the COMCO Acquisition and dispose of KASH-AM, or if the FCC grants such permission, that the Company will be able to sell KASH-AM. See "-- The Acquisitions -- Community Pacific Acquisition."

         Emerald City Acquisition. On March 10, 1997, WNOK Acquisition Company, Inc., a subsidiary of the Company ("WNOK Acquisition Co."), agreed to acquire substantially all of the assets of Emerald City (the "Emerald City Acquisition") used or useful in the operations of Emerald City's three radio stations (two FM and one AM) in the Columbia, South Carolina market. Upon consummation of the Emerald City Acquisition, the Company would own and operate eight radio stations (five FM and three AM) in the Columbia, South Carolina market, which number exceeds the multiple station ownership limitations under the Communications Act. Accordingly, the Company expects to assign WNOK Acquisition Co.'s right to acquire two of Emerald City's radio stations (WOIC-AM and WMFX-FM) on or before the date on which the Company acquires Emerald City's third radio station (WNOK-FM). No assurances can be given that the Company will be able to find another buyer to acquire stations WOIC-AM and WMFX-FM, or that if another buyer is found, the right to acquire such stations will be assigned to the other buyer on terms favorable to the Company. The purchase price of the Emerald City Acquisition will equal approximately $14.9 million payable in cash, of which approximately $9.5 million is expected to be allocated to station WNOK-FM.

         WNOK Acquisition Co. and Emerald City intend to file an application with the FCC in April 1997 for approval to transfer control of WNOK-FM to the Company. No assurances can be given that the FCC will grant permission to the Company to consummate the Emerald City Acquisition. No filing under the HSR Act is required. The Company anticipates that the Emerald City Acquisition will be consummated in July 1997.

         Under the terms of the agreement, the acquisition agreement may be terminated by Emerald City prior to consummation of the asset purchase under various circumstances, including a material breach of any representation, warranty, covenant or agreement by WNOK Acquisition Co. If the acquisition agreement is terminated due to a material breach of any representation, warranty, covenant or agreement by WNOK Acquisition Co., then Emerald City will be entitled to liquidated damages in the amount of $500,000 as Emerald City's exclusive remedy. WNOK Acquisition Co. has secured its obligation to consummate the asset purchase by placing into escrow cash in the amount of $75,000 and has agreed that $425,000 of the loan described below will be forgiven if Emerald City becomes entitled to liquidated damages.

         In connection with the Emerald City Acquisition, the Company has loaned Emerald City approximately $13.5 million, the proceeds of which were used by Emerald City (i) to pay matured indebtedness of Emerald City to Clear Channel Radio, Inc.in the amount of approximately $13.3 million, including principal and interest, and (ii) for other business purposes in the amount of approximately $200,000. The loan matures on the earlier to occur of (i) October 31, 1997, (ii) the closing of the Emerald City Acquisition or (iii) within 75 days after the termination of the acquisition agreement with WNOK Acquisition Co.

         Other Possible Acquisitions. The Company has entered into four separate letters of intent to acquire substantially all of the assets of the respective potential sellers used or useful in the operations of each such seller's radio stations, each of which is subject to the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that, if entered into, the terms thereof will be favorable to the Company. The Company is also currently evaluating certain other potential acquisition opportunities. See "--Risks Associated with Business Activities--Risks of Acquisition Strategy."

REGIONAL OPERATING GROUPS

  Northeast Region

         Upon consummation of the Pending Acquisitions, the Company's portfolio of radio stations in the Northeast Region will include 44 radio stations (27 FM and 17 AM) located in nine markets in Connecticut, Delaware, Florida, Kentucky, Maryland, New York, Ohio, Pennsylvania and West Virginia. The Company will have the leading radio station cluster based on revenue share rank in six of its nine markets.

         History. The Company, prior to its acquisition by Capstar, owned and operated or provided services to 33 stations located in the following six markets: Allentown-Bethlehem, Pennsylvania (four stations); Fairfield County, Connecticut (six stations); Ft. Pierce-Stuart-Vero Beach, Florida (six stations); Huntington, West Virginia-Ashland, Kentucky (10 stations); Westchester-Putnam Counties, New York (five stations); and Wilmington, Delaware (two stations). The Company entered each of these six markets with an initial acquisition of one or two stations during the

1980's, which stations formed the initial basis for the Northeast Region. The portfolio of the Company's stations has undergone significant growth during the past two years, as the management team completed acquisitions of, or entered into LMAs or JSAs with, 21 stations in the six original markets in 1995 and 1996, especially after the passage of the Telecom Act in February 1996. As a result of the recent acquisition of many of the Company's stations, management believes that the station clusters in the six original markets have not yet realized the full potential of their recent consolidations.

         The Pending Acquisitions will enhance the Company's Northeast Region station portfolio through the addition of 11 stations in three new markets. The Benchmark Acquisition will provide the Company with three stations in Dover, Delaware and two stations in Salisbury-Ocean City, Maryland, the Space Coast Acquisitions will provide the Company with five new stations in the Melbourne-Titusville-Cocoa, Florida market and the Indian River Acquisition, if consummated, will provide the Company with an additional station in the Ft. Pierce-Stuart-Vero Beach, Florida market. See "--The Acquisitions." The Company expects to realize substantial revenue growth and economies of scale from these pending acquisitions in the Northeast Region because each of the three new markets is adjacent to one of the original markets, as both the Dover and Salisbury-Ocean City markets are near Wilmington, and Melbourne-Titusville-Cocoa is adjacent to Ft. Pierce-Stuart-Vero Beach.

         Management. The chief executive officer of the Northeast Region is James T. Shea, Jr., the President (and former Chief Operating Officer) of the Company, who has more than 20 years of experience in the radio broadcasting industry. Under the guidance of Mr. Shea, the Company grew from 11 stations in 1992 to its current size. In addition, the Company realized compound annual growth in estimated net revenue and broadcast cash flow of 28.7% and 32.6%, respectively, for the three years ending December 31, 1996. Reporting to Mr. Shea will be regional managers, each of whom will oversee the operations of several markets. In addition, each of the markets in the Northeast Region will be managed by a general manager who will manage the day-to-day operations of the radio stations in each market.

         Markets. Management believes that the station portfolio in the Northeast Region has significant growth potential resulting from the recent formation of station clusters in most of the Company's markets. The Company's Allentown-Bethlehem, Pennsylvania market is the most developed of the Company's original radio station clusters and has been operating as a cluster for approximately two years. In this market, the Company owns or provides services to four stations, including two of the five viable stations in the market. The two FM and two AM stations target a broad demographic spectrum with four different formats: News/Talk; Contemporary Hit Radio; Album Rock; and Middle of the Road. The potential of radio station clustering is highlighted by this group's results. The stations comprise the leading radio station group in the market based on local audience share and maintain the number one revenue rank. Furthermore, the cluster has increased net revenue from $7.4 million in 1993 to an estimated $10.2 million in 1996, representing compound annual growth of 11.8%, and has increased its broadcast cash flow margins from 33.8% to 48.1% during the same period. These financial results exclude station WKAP-AM, with which the Company entered into a JSA in March 1995.

         The Company seeks to replicate the success it has enjoyed in Allentown-Bethlehem with station clusters in each of the other markets in the Northeast Region. Management believes that the recently formed clusters in most of the other markets in the region should be able to generate substantial cash flow improvements given the Company's strong station positions. For example, in Huntington, West Virginia-Ashland, Kentucky, the Company owns or provides services to ten stations, including six of the ten viable stations in the market. The Company acquired two of the stations in 1982, entered into LMAs with eight additional stations in April 1996 and subsequently acquired seven of these stations in October 1996. On a combined basis, this newly formed cluster has the number one revenue and audience share ranks in the market. In markets such as Salisbury-Ocean City, Maryland where the Company has only two stations, the Company will seek to enhance its station cluster through future acquisitions of additional stations, or, if that proves not to be feasible, consider exiting the market.

         The following table summarizes certain information relating to the Company's radio stations in the Northeast Region, assuming the consummation of the Pending Acquisitions.

                                                                    TARGET      COMPANY     STATION
                                                                    DEMO-       REVENUE     AUDIENCE
MARKET AND                      YEAR       SOURCE        MSA       GRAPHIC       SHARE       SHARE
STATION CALL LETTERS(1)       ACQUIRED    COMPANY      RANK(2)      GROUP       RANK(3)     RANK(4)      FORMAT
-----------------------       --------    -------      -------      -----       -------     -------      ------
ALLENTOWN-BETHLEHEM, PA .                                 64                        1
 WAEB-AM  . . . . . . . .        1982    CHI                          35+                       6     News/Talk
 WAEB-FM  . . . . . . . .        1982    CHI                       W18-49                       2     Contemporary Hits
Radio
 WZZO-FM  . . . . . . . .        1993    CHI                       M18-49                       3     Album Rock
 WKAP-AM(5)   . . . . . .        1995    CHI                          35+                     10t     Middle-of-the-Road
MELBOURNE-TITUSVILLE- COCOA, FL                                        96                       1
 WMMB-AM  . . . . . . . .        1986    City                         50+                       6     Middle-of-the-Road
 WGGD-FM  . . . . . . . .        1986    City                       35-64                       4     Oldies
 WMYM-AM  . . . . . . . .        1982    EZY                        35-64                      8t     Adult Contemporary
 WLRQ-FM  . . . . . . . .        1982    EZY                        25-54                       2     Adult Contemporary
 WHKR-FM  . . . . . . . .        1989    Roper                      25-54                       3     Classical
FAIRFIELD COUNTY, CT(6) .                                112                        1
 WNLK-AM  . . . . . . . .        1989    CHI                          35+                      13     Talk
 WEFX-FM  . . . . . . . .        1989    CHI                       M18-49                      5t     Classic Rock
 WSTC-AM  . . . . . . . .        1996    CHI                        25-54                     10t     News/Talk
 WKHL-FM  . . . . . . . .        1996    CHI                        25-54                       7     Oldies
 WINE-AM  . . . . . . . .        1996    CHI                        25-54                      12     News
 WRKI-FM  . . . . . . . .        1996    CHI                       M18-49                      5t     Album Rock
FT. PIERCE-STUART-VERO BEACH, FL                                      121                       1
 WZZR-FM  . . . . . . . .        1987    CHI                       M18-49                       1     Album Rock
 WQOL-FM  . . . . . . . .        1995    CHI                        25-54                       2     Oldies
 WPAW-FM(5)   . . . . . .        1995    CHI                        25-54                       7     Country
 WBBE-FM  . . . . . . . .        1996    CHI                        25-54                       8     Classic Country
 WAVW-FM  . . . . . . . .        1996    CHI                        25-54                       5     Country
 WAXE-AM  . . . . . . . .        1996    CHI                          35+                      12     Nostalgia
 WOSN-FM(7)   . . . . . .     Pending    Indian River               25-54                      NA
HUNTINGTON, WV-ASHLAND, KY                               139                        1
 WTCR-AM  . . . . . . . .        1982    CHI                        25-54                     12t     Classic Country
 WTCR-FM  . . . . . . . .        1982    CHI                        25-54                       1     Country
 WIRO-AM  . . . . . . . .        1996    CHI                       M25-54                      NA     Sports
 WHRD-AM(5)   . . . . . .        1996    CHI                       M25-54                      NA     Sports
 WZZW-AM  . . . . . . . .        1996    CHI                       M25-54                      NA     Sports
 WKEE-AM  . . . . . . . .        1996    CHI                          35t                     12t     Middle-of-the-Road
 WKEE-FM  . . . . . . . .        1996    CHI                        25-54                       2     Country
 WAMX-FM  . . . . . . . .        1996    CHI                       M25-54                       5     Classic Rock
 WFXN-FM  . . . . . . . .        1996    CHI                       M25-54                       9     Classical
 WBVB-FM  . . . . . . . .        1996    CHI                       M18-49                       6     Adult Contemporary
SALISBURY-OCEAN CITY, MD                                 153                        3
 WWFG-FM  . . . . . . . .        1993    Benchmark                  25-54                      1t     Country
 WOSC-FM  . . . . . . . .        1994    Benchmark                  18-34                       6     Contemporary Hits
Radio
DOVER, DE . . . . . . . .                                 NA                        1
 WDSD-FM  . . . . . . . .        1990    Benchmark                  25-54                      NA     Country
 WSRV-FM  . . . . . . . .        1994    Benchmark                  25-54                      NA     Adult Contemporary
 WDOV-AM  . . . . . . . .        1990    Benchmark                  25-54                      NA     News/Talk
WILMINGTON, DE  . . . . .                                 NA                        2
 WJBR-AM  . . . . . . . .        1985    CHI                       W25-54                       6     Middle-of-the-Road
 WJBR-FM  . . . . . . . .        1985    CHI                          35+                       1     Adult Contemporary
WESTCHESTER-PUTNAM COUNTIES, NY(6)(8)                                              NA                 NA
 WFAS-AM  . . . . . . . .        1986    CHI                          35+                      5t     Middle-of-the-Road
 WPUT-AM  . . . . . . . .        1996    CHI                          35+                      NA     Country
 WFAS-FM  . . . . . . . .        1986    CHI                       W25-54                       1     Adult Contemporary
 WZZN-FM  . . . . . . . .        1996    CHI                       W25-54                      NA     Album Rock
 WAXB-FM  . . . . . . . .        1996    CHI                        25-54                      NA     Oldies

-------------------------
NA       Information not available.

t        Tied with another radio station.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank obtained from Arbitron's Summer 1996 Radio Market Survey Schedule. Fairfield County is a CSA as defined by Arbitron. The CSA includes the Arbitron markets of Bridgeport, Stamford-Norwalk, and Danbury, Connecticut with market rankings of 112, 132, and 191, respectively. MSA Rank is listed for the Bridgeport market only. The combined rank for the CSA has not been estimated.

(3) Company revenue share rank obtained from data in BIA Publications Radio Analyzer -- BIA's Master Access, Version 1.7 (copyright 1996) (data current as of September 4, 1996) and based on 1995 gross revenue for the indicated markets, on a company-by-company basis. Ranking for the Wilmington, Delaware and Dover, Delaware markets were determined separately, using the city of license to determine the split of the market.

(4) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the reporting period ending Summer 1996, except for Wilmington, Delaware, Melbourne-Titusville- Cocoa Beach, Florida, Ft. Pierce-Stuart-Vero Beach, Florida, and Huntington, West Virginia-Ashland, Kentucky, which are reported as of Spring 1996 because the market was not ranked for the Summer 1996 period, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signals originate outside the MSA.

(5) The Company provides certain sales and marketing services to stations WKAP-AM in Allentown, Pennsylvania and WPAW-FM in Ft.
         Pierce-Stuart-Vero Beach, Florida, pursuant to a JSA. The Company provides certain sales, programming and marketing services to station WHRD-AM in Huntington, West Virginia pursuant to an LMA.

(6) Fairfield County and Westchester-Putnam Counties CSA audience share and revenues obtained from Arbitron's Custom Survey Area Report for the Spring 1996 period.

(7) A third party has filed a petition for reconsideration with the FCC requesting reconsideration of the FCC's grant of the application or transfer of control of this station to the Company. Indian River has accused the Company of breach of contract and has refused to close the Indian River Acquisition. The Company does not believe that it has breached the acquisition agreement and filed a complaint in the Circuit Court of the Nineteenth Judicial Circuit, Indian River, Florida to enforce its rights under the acquisition agreement. See "-- The Acquisitions -- Indian River Acquisition."

(8) Westchester-Putnam Counties, New York are sub-sets of the greater New York City Metropolitan Area, which is ranked as the largest MSA by Arbitron and is ranked second in Radio Market Revenues by Duncan's.

Southeast Region

         Upon consummation of the Osborn Transactions and the Pending Acquisitions, the Company's portfolio of radio stations in the Southeast Region will include 52 radio stations (34 FM and 18 AM) located in 15 markets in Alabama, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The Company's stations will comprise the leading radio station group based on revenue share rank in seven of these markets.

         History. Osborn is the core of the Southeast Region with 20 stations located in the following six markets: Huntsville, Alabama (three stations); Asheville, North Carolina (two stations); Tuscaloosa, Alabama (three stations); Wheeling, West Virginia (seven stations); Jackson, Tennessee (three stations); and Gadsden, Alabama (two stations). Osborn's portfolio of stations and markets has undergone significant growth during the past two years. Osborn has completed acquisitions of seven stations in five markets and currently has five pending station acquisitions in the Huntsville and Tuscaloosa markets. Management believes that the station clusters in the six markets have not yet reached the full potential of their recent consolidations.

         The Pending Acquisitions will enhance the Company's Southeast Region station portfolio through the acquisition of 31 additional stations in nine new markets. The Benchmark Acquisition will provide the Company with 26 stations in the following new markets: Greenville, South Carolina (four stations); Columbia, South Carolina (five stations); Roanoke, Virginia (two stations); Lynchburg, Virginia (one station); Jackson, Mississippi (four stations); Shreveport, Louisiana (two stations); Montgomery, Alabama (three stations); Winchester, Virginia (three stations); and Statesville, North Carolina (two stations). The Cavalier Acquisition will contribute five stations in the Roanoke and Lynchburg, Virginia markets, further enhancing the Company's market clusters. The Emerald City Acquisition will contribute an additional station in the Columbia, South Carolina market. The Company's management believes that the addition of the southeast Benchmark, Cavalier and Emerald City radio stations will enhance the Southeast Region's operations by creating a greater critical mass in the region, and by entering new markets which offer additional consolidation opportunities.

         Management. The chief executive officer of the Southeast Region is Frank D. Osborn, the President and Chief Executive Officer of Osborn, who brings to the Company over 19 years of experience in the radio industry, including prior positions as Senior Vice President of Price Communications, Vice President of Finance and Administration at NBC Radio and General Manager of WYNY-FM in New York City. The Company believes that Mr. Osborn's significant contacts and station owner relationships in the radio industry, particularly in the southeast, will facilitate the Company's efforts to acquire additional radio stations in the region. The Company intends to hire a chief operating officer for the Southeast Region, who will assist Mr. Osborn in overseeing the operations of the radio stations in the Southeast Region. In addition, each of the markets in the Southeast Region will be run by a general manager who will manage the day-to-day operations of the radio stations in each market.

         Markets. Management believes that the portfolio of markets in the Southeast Region has significant consolidation and future add-on acquisition potential. Management hopes to replicate its success in Wheeling, West Virginia, where the Company has the number one radio franchise. Osborn purchased four stations and entered into a JSA with a fifth station in the past year in order to add to its two existing radio stations. The stations target a broad demographic spectrum with five different formats: Country; Adult Contemporary; Adult; Classic Rock; and Oldies. Osborn also operates Capitol Music Hall and Jamboree in the Hills, a country music festival, which complement the strong radio station cluster in Wheeling. The Company's stations comprise the leading radio station group in the Wheeling market based on local audience share and maintain the number one revenue rank. The Company believes that Osborn has not yet fully realized the benefits of the economies of scale or revenue enhancements associated with the recent acquisitions in Wheeling.

         The Company seeks to duplicate this strategy in each of its other southeast markets. For example, upon consummation of the Pending Acquisitions, the Southeast Region will combine Benchmark's three radio stations in the Roanoke and Lynchburg, Virginia markets with five Cavalier radio stations located in those markets. Management believes that the Company's strong position in these markets will enable its radio clusters to generate substantial revenue and broadcast cash flow growth.

         The following table summarizes certain information relating to the Company's radio stations in the Southeast Region, assuming consummation of the Pending Acquisitions.

                                                                    TARGET     COMPANY      STATION
                                                                    DEMO-      REVENUE      AUDIENCE
MARKET AND                    YEAR         SOURCE        MSA       GRAPHIC      SHARE        SHARE
STATION CALL LETTERS(1)     ACQUIRED      COMPANY      RANK(2)      GROUP      RANK(3)      RANK(4)      FORMAT
-----------------------     --------      -------      -------      -----      -------      -------      ------
                                                                                  <C
GREENVILLE, SC  . . . . .                                 59                       2
 WJMZ-FM  . . . . . . . .      1990      Benchmark                  25-54                       3     Urban
 WESC-FM  . . . . . . . .      1995      Benchmark                  25-54                       4     Country
 WESC-AM  . . . . . . . .      1995      Benchmark                  25-54                     20t     Sports
 WFNQ-FM  . . . . . . . .      1995      Benchmark                  25-54                      16     Country

COLUMBIA, SC  . . . . . .                                 88                       1
 WCOS-FM  . . . . . . . .      1993      Benchmark                  25-54                       2     Country
 WHKZ-FM  . . . . . . . .      1993      Benchmark                  25-54                      10     Country
 WVOC-AM  . . . . . . . .      1994      Benchmark                  25-54                      7t     News/Talk
 WSCQ-FM  . . . . . . . .      1997      Benchmark                  25-54                     11t     Adult
 WCOS-AM  . . . . . . . .      1993      Benchmark                  25-54                     13t     Country
 WNOK-FM  . . . . . . . .      1994      Emerald City               25-54                       4     Contemporary Hits

HUNTSVILLE, AL  . . . . .                               114                        1
 WDRM-FM(5)   . . . . . .   Pending      Osborn                     25-54                       1     Country
 WHOS-AM(5)   . . . . . .   Pending      Osborn                     25-54                      NA     Country
 WBHP-AM(5)   . . . . . .   Pending      Osborn                     25-54                     17t     Country

JACKSON, MS . . . . . . .                               118                        2
 WJMI-FM  . . . . . . . .      1996      Benchmark                  25-54                       3     Urban
 WOAD-AM  . . . . . . . .      1996      Benchmark                  25-54                       7     Gospel
 WKXI-AM  . . . . . . . .      1996      Benchmark                  25-54                       2     Urban
 WKXI-FM  . . . . . . . .      1996      Benchmark                  25-54                     14t     Urban

SHREVEPORT, LA  . . . . .                               126                        2
 KRMD-FM  . . . . . . . .      1996      Benchmark                  25-54                       1     Country
 KRMD-AM  . . . . . . . .      1996      Benchmark                  25-54                      13     Country

MONTGOMERY, AL  . . . . .                               142                        2
 WZHT-FM(6)   . . . . . .   Pending      Benchmark                  25-54                       1     Urban
 WMCZ-FM(6)   . . . . . .   Pending      Benchmark                  25-54                       4     Urban/AC
 WDHT-FM(6)   . . . . . .   Pending      Benchmark                  25-54                      NA

ASHEVILLE, NC . . . . . .                               179                        1
 WWNC-AM  . . . . . . . .      1994      Osborn                     25-54                       3     Country
 WKSF-FM  . . . . . . . .      1994      Osborn                     25-54                       1     Hot Country

TUSCALOOSA, AL  . . . . .                               212                        1
 WACT-AM(5)   . . . . . .   Pending      Osborn                     25-54                     10t     Gospel
 WACT-FM(5)   . . . . . .   Pending      Osborn                     25-54                       9     Country
 WTXT-FM  . . . . . . . .      1997      Osborn                     25-54                       1     Country

WHEELING, WV  . . . . . .                               213                        1
 WWVA-AM  . . . . . . . .      1987      Osborn                     25-54                      8t     Country
 WOVK-FM  . . . . . . . .      1987      Osborn                     25-54                       1     Hot Country
 WKWK-FM  . . . . . . . .      1996      Osborn                     25-54                       2     Adult Contemporary
 WBBD-AM  . . . . . . . .      1996      Osborn                     25-54                      8t     Adult
 WRIR-FM  . . . . . . . .      1996      Osborn                     25-54                       5     Classic Rock
 WEGW-FM  . . . . . . . .      1996      Osborn                     25-54                       4     Classic Rock
 WEEL-FM(7)   . . . . . .      1996      Osborn                     25-54                      6t     Oldies

WINCHESTER, VA  . . . . .                               219                       NA
 WUSQ-FM  . . . . . . . .      1991      Benchmark                  25-54                       1     Country
 WFQX-FM  . . . . . . . .      1994      Benchmark                  18-49                       4     Contemporary Hits
                                                                                                      Radio
 WNTW-AM  . . . . . . . .      1994      Benchmark                  25-54                      NA     News/Talk

JACKSON, TN . . . . . . .                                257                      NA
 WTJS-AM  . . . . . . . .      1986      Osborn                     25-54                      8t     News/Talk
 WTNV-FM  . . . . . . . .      1986      Osborn                     25-54                       3     Country
 WYNU-FM  . . . . . . . .      1997      Osborn                     25-54                       1     Classic Rock

ROANOKE, VA . . . . . . .                                 NA                       1
 WROV-AM  . . . . . . . .      1996      Benchmark                  25-54                      11     Oldies
 WROV-FM  . . . . . . . .      1996      Benchmark                  18-49                      2t     Album Rock
 WRDJ-FM  . . . . . . . .      1996      Cavalier                   35-64                       8     Oldies
 WJJS-FM  . . . . . . . .      1996      Cavalier                   18-34                       5     Contemporary Hits

                                                                    TARGET      COMPANY     STATION
                                                                    DEMO-       REVENUE     AUDIENCE
MARKET AND                    YEAR         SOURCE        MSA       GRAPHIC       SHARE       SHARE
STATION CALL LETTERS(1)     ACQUIRED      COMPANY      RANK(2)      GROUP       RANK(3)     RANK(4)      FORMAT
-----------------------     --------      -------      -------      -----       -------     -------      ------
LYNCHBURG, VA . . . . . .                                 NA                        1
 WLDJ-FM  . . . . . . . .      1996      Cavalier                   35-64                       4     Oldies
 WJJX-FM  . . . . . . . .      1996      Cavalier                   18-34                       2     Contemporary Hits
 WJJS-AM  . . . . . . . .      1996      Cavalier                   18-34                      NA     Contemporary Hits
 WYYD-FM  . . . . . . . .      1995      Benchmark                  25-54                       1     Country

STATESVILLE, NC . . . . .                                 NA                       NA
 WFMX-FM  . . . . . . . .      1996      Benchmark                  25-54                      NA     Country
 WSIC-AM  . . . . . . . .      1996      Benchmark                  25-54                      NA     News/Talk

GADSDEN, AL(8)  . . . . .                                 NA                       NA
 WAAX-AM  . . . . . . . .      1994      Osborn                     25-54                       5     News/Talk
 WQEN-FM  . . . . . . . .      1994      Osborn                     25-54                       2     Adult Contemporary

--------------------------

NA       Information not available.

t        Tied with another radio station.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank obtained from Arbitron's Summer 1996 Radio Market Survey Schedule. The table does not include (i) stations to be disposed of in connection with the Osborn Ft. Myers Disposition, (ii) station WING-FM in Dayton, Ohio, which station is owned by the Company and for which an unrelated third party, who has an option to purchase such station, currently provides certain sales, programming and marketing services pursuant to an LMA or (iii) station WDRR-FM in Ft. Myers, Florida, in which the Company owns a 50% nonvoting interest and which the Company intends to sell. See "-- The Acquisitions."

(3) Company revenue share rank obtained from data in BIA Publications Radio Analyzer -- BIA's Master Access, version 1.7 (copyright 1996) (data current of September 4, 1996) based upon 1995 gross revenue for the indicated markets, on a Company basis.

(4) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the reporting period ending Summer 1996, except for Roanoke and Lynchburg, Virginia, Huntsville, Alabama, Asheville, North Carolina, Tuscaloosa, Alabama, Wheeling, West Virginia and, Jackson, Tennessee, which are reported as of Spring 1996 because the market was not ranked for the Summer 1996 period, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signals originate outside the MSA.

(5) The Company has agreed to acquire (i) substantially all of the assets of stations WACT-FM and WACT-AM in Tuscaloosa, Alabama, and (ii) all of the issued and outstanding capital stock of the companies that own WDRM- FM, WBHP-AM and WHOS-AM in Huntsville, Alabama. See "-- The Acquisitions."

(6) Benchmark has agreed to acquire substantially all of the assets of stations WZHT-FM, WMCZ-FM and WDHT-FM in Montgomery, Alabama. See "-- The Acquisitions -- Benchmark Montgomery Acquisition."

(7) The Company provides certain sales and marketing services to station WEEL-FM in Wheeling, West Virginia, pursuant to a JSA.

(8) Audience share rank obtained from Arbitron's June 1996 County Report (for field work performed in 1995) survey, from the County of Etowah, Alabama which is Gadsden's home county.

West Region

         Upon consummation of the Pending Acquisitions, the Company will own and operate or provide services to 25 radio stations (16 FM and nine AM) in the West Region. These stations are located in seven markets in Alaska, Arizona, California, Iowa and Wisconsin. The Company's stations will comprise the leading radio station group based on local audience share in four of these markets.

         History. The West Region will be formed through the completion of four of the Pending Acquisitions: COMCO (six stations); Commonwealth (three stations); Community Pacific (10 stations); and Madison (six stations). Each of these acquisitions provides the Company with a leading station cluster in at least one of the markets in the West Region. The acquisition of COMCO provides the Company with three stations in the Fairbanks, Alaska market. All of the stations acquired as part of the Commonwealth acquisition are located in Yuma, Arizona. In Madison, Wisconsin, the Company is ranked number one in revenue and audience share. In Anchorage, Alaska, the Company will create a newly formed station cluster with the number one revenue and audience share ranks through the acquisitions of COMCO and Community Pacific.

         Management. The West Region will be managed by two radio executives, David J. Benjamin and Dex Allen, with an aggregate of 52 years of experience in the radio broadcasting industry. Mr. Benjamin, the current President and Chief Executive Officer of Community Pacific, will serve as the chief executive officer of the West Region upon consummation of the Community Pacific Acquisition. Mr. Allen has served as the managing member of Commonwealth since 1984 and is expected to continue to serve in such position until the consummation of the Commonwealth Acquisition. Mr. Allen became the president and chief operating officer of the West Region effective January 1, 1997. Mr. Allen has extensive experience operating radio stations in large markets, having served as both general manager and sales manager at various stations in San Diego prior to his employment by Commonwealth. Most recently, Mr. Allen has been a successful owner and operator of radio stations located in mid-sized markets. The Company expects that the significant operating experience of Mr. Benjamin and Mr. Allen will serve to improve the results of the stations in the West Region and also benefit the Company in the pursuit of additional acquisitions throughout the West Region.

         Markets. Although the Company's station clusters in the West Region have leading positions based on audience share in four of the seven markets, management believes that substantial opportunity exists to improve the profitability of these clusters by acquiring additional stations in each of these markets. For example, in the Des Moines market, the Company operates two FM and one AM stations. Both FM stations serve the Adult 25-54 demographic, one of which is programmed as an album oriented rock station and the other as a country station. The Company intends to pursue acquisitions of additional stations in the Des Moines market in order to capitalize on its existing infrastructure and market presence and to enhance the financial performance of the station cluster. Management intends to pursue such add- on acquisitions in each of the markets in the West Region.

         Management expects to divide the current West Region into additional geographic regions as more stations are acquired in the midwestern, southwestern and western United States and as more experienced management personnel are added to the Company.

         The following table summarizes certain information relating to the Company's radio stations in the West Region, assuming the consummation of the Pending Acquisitions.

                                                                    TARGET     COMPANY      STATION
                                                                    DEMO-      REVENUE      AUDIENCE
MARKET AND                    YEAR         SOURCE         MSA      GRAPHIC      SHARE        SHARE
STATION CALL LETTERS(1)     ACQUIRED      COMPANY       RANK(2)     GROUP      RANK(3)      RANK(4)      FORMAT
-----------------------     --------      -------       -------     -----      -------      -------      ------
STOCKTON, CA  . . . . . .                                  85                      3
 KVFX-FM  . . . . . . . .      1994      Community Pacific          18-49                       4     Classic Rock
 KJAX-AM  . . . . . . . .      1996      Community Pacific          35-64                       6     Talk

DES MOINES, IA  . . . . .                                  89                      3
 KHKI-FM  . . . . . . . .      1995      Community Pacific          25-54                      11     Country
 KGGO-FM  . . . . . . . .      1995      Community Pacific          25-54                       1     Album Rock
 KDMI-AM  . . . . . . . .      1995      Community Pacific             NA                      NA     Religion

MADISON, WI . . . . . . .                                 120                      1
 WIBA-AM  . . . . . . . .      1995      Madison                    35-64                      8t     News/Talk
 WIBA-FM  . . . . . . . .      1995      Madison                    25-54                       3     Classic Rock
 WMAD-FM  . . . . . . . .      1995      Madison                    18-34                      8t     Modern Rock
 WTSO-AM  . . . . . . . .      1997      Madison                    35-64                      14     News/Talk
 WZEE-FM  . . . . . . . .      1997      Madison                    18-49                       4     Hot Adult
Contemporary
 WMLI-FM  . . . . . . . .      1997      Madison                    35-64                      12     Soft Hits

MODESTO, CA . . . . . . .                                 121                      2
 KJSN-FM  . . . . . . . .      1982      Community Pacific          25-54                       2     Soft Adult
Contemporary
 KFIV-AM  . . . . . . . .      1982      Community Pacific          35-64                      12     Talk

ANCHORAGE, AK(5)  . . . .                                 165                      1
KBFX-FM . . . . . . . . .      1993      Community Pacific          18-49                      7t     Classic Rock
KASH-FM . . . . . . . . .      1985      Community Pacific          25-54                       2     Country
KENI-AM . . . . . . . . .      1995      Community Pacific          25-54                      7t     News/Talk
KYAK-AM . . . . . . . . .      1993      COMCO                      25-54                      NA     Adult Contemporary
KGOT-FM . . . . . . . . .      1993      COMCO                      25-54                       1     Contemporary Hits
Radio
KYMG-FM . . . . . . . . .      1984      COMCO                      25-54                       6     Adult Contemporary

FAIRBANKS, AK(6)  . . . .                                  NA                     NA
KIAK-FM . . . . . . . . .      1993      COMCO                      25-54                       1     Country
KIAK-AM . . . . . . . . .      1993      COMCO                      25-54                       5     News/Talk
KAKQ-FM . . . . . . . . .      1994      COMCO                      25-54                       8     Adult Contemporary

YUMA, AZ  . . . . . . . .                                  NA                     NA
KYJT-FM . . . . . . . . .      1986      Commonwealth               25-49                       1     Classic Hits
KTTI-FM . . . . . . . . .      1995      Commonwealth               25-54                       2     Country
KBLU-AM . . . . . . . . .      1995      Commonwealth               35-64                      8t     Oldies

NA       Information not available.

t        Tied with another radio station.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2)      MSA rank obtained from Arbitron's Summer 1996 Radio Market Survey
         Schedule.

(3) Company revenue share rank obtained from data in BIA Publications Radio Analyzer -- BIA's Master Access, version 1.7, 1996 (data current as of September 4, 1996) based upon 1995 gross revenue for the indicated markets on a company basis.

(4) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the reporting period ending Summer 1996, except for Modesto, California, and Anchorage, Alaska, which are reported as of Spring 1996 because the market was not ranked for the Summer 1996 period, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight, except for the Yuma, Arizona market which was obtained from AccuRatings(TM). To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signals originate outside the MSA.

(5) The table does not include station KASH-AM in Anchorage, Alaska. The Company expects to sell station KASH-AM subsequent to consummation of the Community Pacific Acquisition in order to remain in compliance with the station ownership limitations under the Communications Act. See "--The Acquisitions--COMCO Acquisition."

(6) Fairbanks, Alaska is a CSA as defined by Arbitron. Audience share and audience share rank obtained from Arbitron's Spring 1996 CSA Market Report.

         OTHER BUSINESSES

         Broadcast-Related Businesses. The Company (as a result of the Osborn Acquisition) operates several country music-related entertainment businesses in Wheeling, West Virginia. The Company enhances and capitalizes on its strong ratings in country music by integrating its radio stations with its Capitol Music Hall, a 2,500-seat theater that hosts approximately 100 music, comedy and dramatic performances each year, and Jamboree in the Hills, an annual outdoor festival featuring 20 or more country music stars held on a 200-acre site owned by the Company outside of Wheeling. Jamboree in the Hills won the Country Music Association's 1991 and 1996 awards for Festival of the Year and was featured in a one-hour special on The Nashville Network in 1992. The Company also promotes shows in the 7,500-seat Wheeling Civic Center and has begun promoting shows in markets outside of Wheeling, West Virginia. The Company expects to utilize these broadcast-related businesses to provide extensive marketing and promotional opportunities for its stations in the Northeast and Southeast Regions, thereby enhancing its strong country music position in these areas.

         Programmed Music. The Company (as a result of the Osborn Acquisition) also distributes programmed music, primarily Muzak, in the Atlanta, Macon and Albany, Georgia and Ft. Myers, Florida markets. As the exclusive Muzak franchisee in these markets, the Company provides subscribers with commercial-free Muzak programming ranging from traditional background music to newer formats including country and soft rock. The Company also sells, leases and installs the equipment required to receive the programming via satellite and other media. The franchisor, Muzak L.P., provides the programming, and the Company remits to Muzak a fee based upon the gross revenues from Muzak service. The Company, and not the franchisor, contracts with individual users of Muzak programming. Such contracts generally have five-year terms with an automatic renewal provision. In most cases, the Company owns the equipment at the customers' sites and charges a lease fee for its use.

         As part of its programmed music business, the Company also designs, sells and installs sound, closed-circuit video and security systems and equipment in locations such as offices, schools, hospitals, shopping malls and stadiums. Examples of such systems include shopping mall paging, public address, closed-circuit video, and fire/security systems. In addition, the Company is an authorized distributor of the Rauland-Borg line of communications equipment for schools and hospitals in various markets. The Company expects to continue to operate programmed music and related businesses acquired in the Osborn Acquisition.

INDUSTRY OVERVIEW

          Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 74% to 78%. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product (the "GNP"). With the exception of 1991, when total radio advertising revenue fell by approximately 3.1% compared to the prior year, advertising revenue has risen in each of the past 15 years more rapidly than either inflation or the GNP. Total advertising revenue in 1995 of $11.5 billion, which represents a 7.6% increase over 1994, as reported by the Radio Advertising Bureau ("RAB"), was its highest level in the industry's history.

          Radio is considered an efficient means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies or news/talk. A station's format and style of presentation enable it to target certain demographic and psychographic groups. By capturing a specific listening audience share of a market's radio audience, with particular concentration in a targeted demographic group, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographic groups listen to specific stations.

          Stations determine the number of advertisements broadcast hourly that will maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

          A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising obtained. The Company has entered into a national advertising agreement with Katz Communications, Inc., a national advertising firm.

          According to the RAB's Radio Marketing Guide and Fact Book for Advertisers, 1993-1994, radio reaches approximately 96% of all Americans over the age of 12 each week. More than one-half of all radio listening is done outside the home, in contrast to other advertising mediums, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 20 minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 85% of people over 12 years of age and, as a result, radio advertising sold during this period achieves premium advertising rates. Radio listeners have gradually shifted over the years from AM (amplitude modulation) to FM (frequency modulation) stations. FM reception, as compared to AM, is generally clearer and provides greater tonal range and higher fidelity. FM's listener share is now in excess of 75%, despite the fact that the number of AM and FM commercial stations in the United States is approximately equal.

COMPETITION; CHANGES IN BROADCASTING INDUSTRY

          The radio broadcasting industry is highly competitive. The success of each of the Company's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. The Company's stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of its markets, the Company is able to attract advertisers seeking to reach those listeners.

          Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the FCC's policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of joint arrangements such as LMAs or JSAs may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company currently operates several multiple station groups and intends to pursue the creation of additional multiple station groups, the Company's competitors in certain markets include operators of multiple stations or operators who already have entered into LMAs or JSAs.

          The radio broadcasting industry is highly competitive, although some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules that regulate the number of stations that may be owned and controlled by a single entity. See "-- Federal Regulation of Radio Broadcasting."

          The Company's stations also compete for advertising revenue with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by DAB. DAB may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

          The FCC has allocated spectrum for a new technology, digital audio radio services ("DARS"), to deliver audio programming. The FCC has proposed, but not yet adopted, licensing and operating rules for DARS, so that the allocated spectrum is not yet available for service. The Company cannot predict when and in what form such rules will be adopted. The FCC granted a waiver in September 1995 to permit one potential DARS operator to commence construction of a DARS satellite system, with the express notice that the FCC might not license such operator to provide DARS, nor would such waiver prejudge the ongoing rulemaking proceeding. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and will soon allocate frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band prior to the FCC's cut-off date. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

          The Company cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

          The Company employs a number of on-air personalities and generally enters into employment agreements with certain of these personalities to protect its interests in those relationships that it believes to be valuable. The loss of certain of these personalities could result in a short-term loss of audience share, but the Company does not believe that any such loss would have a material adverse effect on the Company.

FEDERAL REGULATION OF RADIO BROADCASTING

          The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly affect the ownership, operation and employment practices of stations. The FCC has the power to impose penalties for violation of its rules or the Communications Act.

          The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio stations.

          FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The FCC licenses for the Company's stations are held by certain of the Company's subsidiaries. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Historically, the Company's management has not experienced any material difficulty in renewing any licenses for stations under its control. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether (i) the station has served the public interest, convenience and necessity, (ii) there have been serious violations by the licensee of the Communications Act or the FCC rules thereunder or (iii) there have been other violations by the licensee of the Communications Act or the FCC rules thereunder that, taken together, constitute a pattern of abuse.

          The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate unlimited time and are designated to render primary and secondary service over an extended area; Class B stations, which operate unlimited time and are designed to render service only over a primary service area; and Class D stations, which operate either daytime, limited time or unlimited time with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate unlimited time and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

          The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C stations.

          The following table sets forth the market, FCC license classification, antenna height above average terrain ("HAAT"), power and frequency of each of the Company's stations (including those with which the Company has or will have a JSA or LMA), assuming the consummation of the Osborn Transactions and the Pending Acquisitions, and the date on which each station's FCC license expires. Each of the Company's AM stations is a regional channel station other than WSTC-AM, WFAS-AM, WIRO-AM, WBBD-AM, WBHP-AM, WMMB-AM, KRMD-AM, WSIC-AM, WCOS-AM and WROV-AM, which are local channel stations, and WINE-AM, WPUT-AM, WKEE-AM, WWVA-AM, WHOS-AM, WESC-AM, KYAK-AM and WTSO-AM, which are clear channel stations.

                                                     HAAT                                        EXPIRATION
                                         FCC          IN         POWER IN                          DATE OF
MARKET(1)           STATION(2)          CLASS        FEET      KILOWATTS(3)        FREQUENCY       LICENSE
---------           ----------          -----        ----      ------------        ---------       -------
NORTHEAST REGION

Allentown-Bethlehem, PA
                      WAEB-AM              B           NA        1.0/3.6            790 kHz       08-01-98
                      WAEB-FM              B          499           50.0          104.1 MHz       08-01-98
                      WZZO-FM              B          631           30.0           95.1 MHz       08-01-98
                      WKAP-AM(4)           B           NA            5.0           1470 kHz       08-01-98

Melbourne-Titusville-Cocoa, FL
                      WMMB-AM              C           NA            1.0           1240 kHz       02-01-04
                      WGGD-FM              A          210            6.0           95.1 MHz       02-01-04
                      WMYM-AM              B           NA            1.0           1350 kHz       02-01-04
                      WLRQ-FM             C2          492           50.0           99.3 MHz       02-01-04
                      WHKR-FM             C2          492           50.0          102.7 MHz       02-01-04

Fairfield County, CT
                      WNLK-AM              B           NA        1.0/0.5           1350 kHz       04-01-98
                      WEFX-FM              A          300            3.0           95.9 MHz       04-01-98
                      WSTC-AM              C           NA            0.8           1400 kHz       04-01-98
                      WKHL-FM              A          828            8.0           96.7 MHz       04-01-98
                      WINE-AM              D           NA     0.68/0.004            940 kHz       04-01-98
                      WRKI-FM              B          637           29.5           95.1 MHz       04-01-98

Ft. Pierce-Stuart-Vero Beach, FL
                      WZZR-FM             C2          482           50.0           92.7 MHz       02-01-04
                      WQOL-FM             C2          476           50.0          103.7 MHz       02-01-04
                      WPAW-FM(4)          C2          430           26.0           99.7 MHz              *
                      WBBE-FM             C3          295           25.0           94.7 MHz       02-01-04
                      WAVW-FM              A          466            3.1          101.7 MHz       02-01-04
                      WAXE-AM              D           NA       1.0/0.07           1370 kHz       02-01-04
                      WOSN-FM(5)           A          328            6.0           97.1 MHz       02-01-04

Huntington, WV-Ashland, KY
                      WTCR-AM              B           NA        5.0/0.5           1420 kHz       10-01-03
                      WTCR-FM              B          492           50.0          103.3 MHz       10-01-03
                      WIRO-AM              C           NA            1.0           1230 kHz       10-01-04
                      WHRD-AM(4)           D           NA       5.0/0.07           1470 kHz       10-01-03
                      WZZW-AM              D           NA      5.0/0.026           1600 kHz       10-01-03
                      WKEE-AM              D           NA       5.0/0.18            800 kHz       10-01-03
                      WKEE-FM              A          560           53.0          100.5 MHz       10-01-03
                      WAMX-FM              A         1093           0.53          106.3 MHz       10-01-03
                      WFXN-FM              A          125            3.0          107.1 MHz       10-01-04
                      WBVB-FM              A          472            3.0           97.1 MHz       10-01-04

Salisbury-Ocean City, MD
                      WWFG-FM              B          315           50.0           99.9 MHz       10-01-03
                      WOSC-FM             B1          400           16.5           95.9 MHz       08-01-98

Dover, DE
                      WDSD-FM              B          378           50.0           94.7 MHz       08-01-98
                      WSRV-FM              A          377            1.7           92.9 MHz       08-01-98
                      WDOV-AM              B           NA            5.0           1410 kHz       08-01-98

Wilmington, DE
                      WJBR-AM              D           NA            2.5           1290 kHz       08-01-98
                      WJBR-FM              B          500           50.0           99.5 MHz       08-01-98

                                                     HAAT                                        EXPIRATION
                                         FCC          IN         POWER IN                          DATE OF
MARKET(1)           STATION(2)          CLASS        FEET      KILOWATTS(3)        FREQUENCY       LICENSE
---------           ----------          -----        ----      ------------        ---------       -------
Westchester-Putnam Counties, NY
                      WFAS-AM              C           NA            1.0           1230 kHz       06-01-98
                      WPUT-AM              D           NA            1.0           1510 kHz       06-01-98
                      WFAS-FM              A          669            0.6          103.9 MHz       06-01-98
                      WZZN-FM              A          440            1.4          106.3 MHz       06-01-98
                      WAXB-FM              A          610            0.9          105.5 MHz       06-01-98

SOUTHEAST REGION

Greenville, SC
                      WJMZ-FM              C         1011          100.0          107.3 MHz       12-01-03
                      WESC-FM              C         2001           95.0           92.5 MHz       12-01-03
                      WESC-AM              D           NA      50.0/10.0            660 kHz       12-01-03
                      WFNQ-FM              C         2031           87.0           93.3 MHz       12-01-03

Columbia, SC
                      WCOS-FM             C1          981          100.0           97.5 MHz       12-01-03
                      WHKZ-FM              A          443            3.3           96.7 MHz       12-01-03
                      WVOC-AM              B           NA            5.0            560 kHz       12-01-03
                      WSCQ-FM              A          328            5.9          100.1 MHz       12-01-03
                      WCOS-AM              C           NA            1.0           1400 kHz       12-01-03
                      WNOK-FM              C         1004          100.0           104.7MHz       12-01-03

Huntsville, AL
                      WDRM-FM             C1          981          100.0          102.1 MHz       04-01-04
                      WHOS-AM              D           NA            1.0            800 kHz       04-01-04
                      WBHP-AM              C           NA       1.0/0.25           1230 kHz       04-01-04

Jackson, MS
                      WJMI-FM              C         1060           98.0           99.7 MHz       06-01-04
                      WOAD-AM              C           NA        5.0/1.0           1300 kHz       06-01-04
                      WKXI-AM              B           NA            1.0           1400 kHz       06-01-04
                      WKXI-FM             C1          951           98.0          107.5 MHz       06-01-04

Shreveport, LA
                      KRMD-FM              C         1119            1.0          101.1 MHz       06-01-04
                      KRMD-AM              C           NA           98.0           1340 kHz       06-01-04

Montgomery, AL
                      WZHT-FM              C         1801          100.0          105.7 MHz       04-01-04
                      WMCZ-FM              A          328            3.0           97.1 MHz       04-01-04
                      WDHT-FM              A          328            3.0          104.3 MHz              *

Asheville, NC
                      WWNC-AM              B           NA            5.0            570 kHz       12-01-03
                      WKSF-FM              C         2622           48.0           99.9 MHz       12-01-03

Tuscaloosa, AL
                      WACT-AM              D           NA            5.0           1420 kHz       04-01-04
                      WACT-FM              A          299            6.0          105.5 MHz       04-01-04
                      WTXT-FM             C1          906          100.0           98.1 MHz       04-01-04

Wheeling, WV
                      WWVA-AM              A           NA           50.0           1170 kHz       10-01-03
                      WOVK-FM              B          889           50.0           98.7 MHz       10-01-03
                      WKWK-FM              B          420           50.0           97.3 MHz       10-01-03
                      WBBD-AM              D           NA            1.0           1400 kHz       10-01-03
                      WRIR-FM             B1          312           13.5          105.5 MHz       10-01-03
                      WEGW-FM              B          883           10.5          107.5 MHz       10-01-03
                      WEEL-FM(4)           A          627            1.7           95.7 MHz       10-01-04

Winchester, VA
                      WUSQ-FM              B          630           32.0          102.5 MHz       10-01-03
                      WFQX-FM              A          269            3.0           99.3 MHz       10-01-03
                      WNTW-AM              B           NA            0.5            610 kHz       10-01-03

                                                     HAAT                                        EXPIRATION
                                         FCC          IN         POWER IN                          DATE OF
MARKET(1)           STATION(2)          CLASS        FEET      KILOWATTS(3)        FREQUENCY       LICENSE
---------           ----------          -----        ----      ------------        ---------       -------
Jackson, TN
                      WTJS-AM              B           NA        5.0;1.0           1390 kHz       08-01-04
                      WTNV-FM             C1          679          100.0          104.1 MHz       08-01-04
                      WYNU-FM              C          991          100.0           92.3 MHz       08-01-04
Roanoke, VA
                      WROV-AM              C           NA            1.0           1240 kHz       10-01-03
                      WROV-FM             C1         2077           14.8           96.3 MHz       10-01-03
                      WRDJ-FM             C3          925            3.1          104.9 MHz              *
                      WJJS-FM              A           92            5.8          106.1 MHz       10-01-03
Lynchburg, VA
                      WLDJ-FM              B          745           22.0          102.7 MHz       10-01-03
                      WJJX-FM              A          288            3.4          101.7 MHz       10-01-03
                      WJJS-AM              B           NA       1.0/0.02           1320 kHz       10-01-03
                      WYYD-FM             C1         1768           20.5          107.9 MHz       10-01-03

Statesville, NC
                      WFMX-FM              C         1516          100.0          105.7 MHz       12-01-03
                      WSIC-AM              C           NA            1.0           1400 kHz       12-01-03

Gadsden, AL
                      WAAX-AM              B           NA  5.0/540 Watts            570 kHz       04-01-04
                      WQEN-FM              C         1079           97.0          103.7 MHz       04-01-04

WEST REGION

Stockton, CA
                      KVFX-FM (4)          A          328            3.0           96.7 MHz       12-01-97
                      KJAX-AM (4)          B           NA            1.0           1280 kHz       12-01-97

Des Moines, IA
                      KHKI-FM (4)         C1          449          115.0           97.3 MHz       02-01-05
                      KGGO-FM (4)          C         1066          100.0           94.9 MHz       02-01-05
                      KDMI-AM (4)          B           NA            5.0           1460 kHz       02-01-05

Madison, WI
                      WIBA-AM              B           NA            5.0           1310 kHz       12-01-04
                      WIBA-FM              B         1013           12.0          101.5 MHz       12-01-04
                      WMAD-FM              A          400           1.75           92.1 MHz       12-01-04
                      WTSO-AM              B           NA       10.0;5.0           1070 kHz       12-01-04
                      WZEE-FM              B         1119            9.4          104.1 MHz       12-01-04
                      WMLI-FM             B1          673            5.1           96.3 MHz       12-01-04

Modesto, CA
                      KJSN-FM (4)          A          299            6.0          102.3 MHz       12-01-97
                      KFIV-AM (4)          B           NA       4.0/0.95           1360 kHz       12-01-97

Anchorage, AK
                      KBFX-FM (4)         C3          175           25.0          100.5 MHz       02-01-98
                      KENI-AM (4)          B           NA            5.0            550 kHz       02-01-98
                      KYAK-AM              A           NA           50.0            650 kHz       02-01-98
                      KGOT-FM             C2         (66)           26.0          101.3 MHz       02-01-98
                      KYMG-FM             C1          499          100.0           98.9 MHz       02-01-98
                      KASH-FM (4)         C1        (289)          100.0          107.5 MHz       02-01-98

Fairbanks, AK
                      KIAK-FM              C         1620           55.0          102.5 MHz       02-01-98
                      KIAK-AM              B           NA            5.0            970 kHz       02-01-98
                      KAKQ-FM             C2          370           25.0          101.1 MHz       02-01-98

Yuma, AZ
                      KYJT-FM              A          262            3.0          100.9 MHz       10-01-97
                      KTTI-FM              C          175           25.0           95.1 MHz       10-01-97
                      KBLU-AM              B           NA            1.0            560 kHz       10-01-97

-------------------------
*        Not licensed -- Construction Permit only.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) The table does not include (i) stations to be disposed of in connection with the Osborn Ft. Myers Disposition, (ii) station WING-FM in Dayton, Ohio, which is owned by the Company and for which an unrelated third party, who has an option to purchase such station, currently provides certain sales, programming and marketing services pursuant to an LMA, (iii) station WDRR-FM in Ft. Myers, Florida, in which the Company owns a 50% nonvoting interest and which the Company intends to sell or (iv) station KASH-AM in Anchorage, Alaska, which the Company will own upon consummation of the Community Pacific Acquisition, but expects to sell subsequent thereto to remain in compliance with the station ownership limitations under the Communications Act. See "-- The Acquisitions."

(3) Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during nighttime broadcasting hours, which generally results in reducing the radio station's coverage area during those hours of operation. Both power ratings are shown, where applicable.

(4) The Company provides certain sales and marketing services to stations WKAP-AM in Allentown, Pennsylvania, WPAW- FM in Ft. Pierce-Stuart-Vero Beach, Florida and WEEL-FM in Wheeling, West Virginia, pursuant to a JSA. The Company provides certain sales, programming and marketing services to station WHRD-AM in Huntington, West Virginia, and pending consummation of the Community Pacific Acquisition, to stations KFIV-AM and KJSN-FM in Modesto, California, KVFX-FM and KJAX-FM in Stockton, California, KASH-FM, KENI-AM and KBFX in Anchorage, Alaska, and KDMI-AM, KHKI-FM and KGGO-FM in Des Moines, Iowa, pursuant to an LMA.

(5) A third party filed a petition for reconsideration with the FCC requesting reconsideration of the FCC's grant of the application for transfer of control of this station to the Company. In addition, the FCC has granted an application to upgrade this station from a Class A to a Class C-3 station, and the FCC has written a letter to the Company requesting it to demonstrate that its acquisition of the station, when modified, will comply with the FCC's multiple ownership rules. Indian River had accused the Company of breach of contract and has refused to close the Indian River Acquisition. The Company does not believe that it has breached the acquisition agreement and has filed a complaint against Indian River in the Circuit Court of the Nineteenth Judicial Circuit, Indian River, Florida to enforce its rights under the acquisition agreement. See "-- The Acquisitions -- Indian River Acquisition."

         Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval or to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with the various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC policies, including FCC equal employment opportunity requirements. Historically, FCC licenses have generally been renewed. The Company has no reason to believe that its licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of the Company's licenses could have a material adverse effect on the Company.

         To obtain the FCC's prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face a high hurdle in seeking reconsideration of the grant. The FCC normally has approximately an additional ten days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

         In response to the Telecom Act, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. Additionally, it established new local ownership rules that use a sliding scale of permissible ownership, depending on market size. In radio markets with 45 or more commercial radio stations, a licensee may own up to eight stations, no more than five of which can be in a single radio service (i.e., no more than five AM or five FM). In radio markets with 30 to 44 commercial radio stations, a licensee may own up to seven stations, no more than four of which can be in a single radio service. In radio markets having 15 to 29 commercial radio stations, a licensee may own up to six radio stations, no more than four of which can be in a single radio service. Finally, with respect to radio markets having 14 or fewer commercial radio stations, a licensee may own up to five radio stations, no more than three of which can be in the same service; provided that the licensee may not own more than one half of the radio stations in the market. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size.

         The Communications Act and FCC rules also prohibit the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market (subject to a waiver of such prohibition if certain conditions are satisfied) and of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in any geographic market in which it now owns radio broadcast properties. On October 1, 1996, the FCC commenced a proceeding to explore possible revisions of its policies concerning waiver of the newspaper/radio cross-ownership restrictions.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.

         R. Steven Hicks, the Company's Chief Executive Officer and Chairman of the Board, is the Chairman, Chief Executive Officer and a director of GulfStar Communications, Inc. ("GulfStar"), which is the licensee through its subsidiaries of radio stations in various markets throughout the States of Texas, Louisiana and Arkansas and is seeking to acquire additional radio stations in the States of Texas, Arkansas and New Mexico. Thomas O. Hicks, a director of the Company, is a director of GulfStar and President and a director of HM2/Chancellor Holdings, Inc., which through its subsidiaries holds attributable interests in radio stations in various markets in the States of California, Florida, Minnesota, New York, Ohio, Kentucky, Arizona, Colorado, Georgia, Maryland, Pennsylvania, New Jersey, and Wisconsin and Washington, D.C. and is seeking to acquire an interest in stations in Illinois and Michigan. Thomas O. Hicks is also the President, Chief Executive Officer and Chief Operating Officer and 100% stockholder of HM3/Sunrise, Inc., which through its subsidiaries owns television stations in California, New York and Michigan and is seeking to acquire an attributable interest in a television station in Ohio. Eric C. Neuman, a Vice President and Assistant Secretary and a director of the Company, is a Vice President of GulfStar, a Vice President and Secretary of HM2/Chancellor Holdings, Inc., and a Vice President of HM3/Sunrise, Inc.

         In determining whether the Company is in compliance with the local ownership limits on AM and FM stations, the FCC will consider the Company's AM and FM holdings in combination with the attributable broadcast interests of the Company's officers and directors. Accordingly, the attributable broadcast interests of the Company's officers and directors described in the preceding paragraph will limit the number of radio stations the Company may acquire or own in any market in which such officers or directors hold or acquire attributable broadcast interests. In addition, the Company's officers and directors may from time to time hold various nonattributable interests in media properties.

         Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under the cross- interest policy, the FCC in certain instances may prohibit one party from acquiring an attributable interest in one media outlet and a substantial non-attributable economic interest in another media outlet in the same market. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets and (ii) whether non- equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy.

         The Communications Act prohibits the issuance of broadcast licenses to, or the holding of broadcast licenses by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a public interest finding in favor of such a grant or holding before a broadcast license may be granted to or held by any such corporation and have made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to the radio station subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's capital stock were directly or indirectly owned or voted by Aliens.

         Local Marketing Agreements. Over the past few years, a number of radio stations have entered into what have commonly been referred to as local marketing agreements or LMAs. While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities that program the blocks of time and sell their own commercial advertising announcements during the time periods in question.

         The FCC has specifically revised its "cross-interest" policy to make that policy inapplicable to time brokerage arrangements. Furthermore, the staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act provided that the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

         The FCC's multiple ownership rules specifically permit radio station LMAs to continue to be entered into and implemented, but provide that a station brokering more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, the Company would not be permitted to enter into an LMA with another local radio station that it could not own under the revised local ownership rules, unless the Company's programming constituted 15% or less of the other local station's programming time on a weekly basis. The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations which it owns or programs serve substantially the same area. Such 25% simulcasting limitation also applies to commonly owned stations in the same broadcast service that serve substantially the same area.

         Joint Sales Agreements. Over the past few years, a number of radio stations have entered into cooperative arrangements commonly known as joint sales agreements or JSAs. While these agreements may take varying forms, under the typical JSA, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting and "back office" services to the station whose advertising is being sold. The typical JSA is distinct from an LMA in that a JSA normally does not involve programming.

         The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee. However, in connection with its ongoing rulemaking proceeding concerning the attribution rules, the FCC is considering whether JSAs should be considered attributable interests or within the scope of the FCC's cross-interest policy, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with LMAs. If JSAs become attributable interests as a result of changes in the FCC rules, the Company may be required to terminate any JSA it might have with a radio station which the Company could not own under the FCC's multiple ownership rules.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short term" (less than the full term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Proposed and Recent Changes. The FCC has a pending rulemaking proceeding that seeks, among other things, comment on whether the FCC should modify its radio and television broadcast ownership "attribution" rules by (i) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's outstanding voting power, (ii) increasing from 10% to 20% of the licensee's outstanding voting power the attribution benchmark for "passive investors" in corporate licensees, (iii) attributing certain minority stockholdings in corporations with a single majority shareholder and
(iv) attributing certain debt or non-voting stock interests that have heretofore been non-attributable.

         Moreover, Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or to finance those acquisitions. Such matters may include spectrum use or other fees on FCC licenses; revisions to the FCC's equal employment opportunity rules and rules relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; new technologies such as DAB; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals.

         The Company is also aware that on November 7, 1996, the FCC issued a Further Notice of Proposed Rulemaking, which, among other things, reviews the FCC's regulations governing the attribution of broadcast interests, including LMAs, JSAs and non-voting stock and debt. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on the Company.

         The Company cannot predict what other matters might be considered in the future by the FCC or Congress, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

         Federal Antitrust Laws. In addition to the risks associated with the acquisition of radio stations, the Company is also aware of the possibility that certain acquisitions it proposes to make may be investigated by the FTC or the DOJ, which are the agencies responsible for enforcing the federal antitrust laws. The agencies have recently investigated several radio station acquisitions where an operator proposed to acquire new stations in its existing markets. Any decision by the FTC or the DOJ to challenge a proposed acquisition could affect the ability of the Company to consummate the acquisition or to consummate it on the proposed terms.

         For an acquisition meeting certain size thresholds, the HSR Act and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. During the initial 30 day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then at the conclusion of the initial 30 day period, it will issue a formal request for additional information ("Second Request"). The issuance of a Second Request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a Second Request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including but not limited to persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time- consuming, and the parties may agree to delay consummation of the acquisition during their pendency.

         At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the Company. Acquisitions that are not required to be reported under the HSR Act may be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

         Capstar and Benchmark each filed with the DOJ and the FTC a Notification and Report Form with respect to the Benchmark Acquisition on January 17, 1997. On February 14, 1997, Capstar received a Second Request for information from the DOJ relating to the Benchmark Acquisition, which focuses particularly on the Benchmark radio stations in the Dover and Wilmington, Delaware areas. The applicable waiting period under the HSR Act for the Benchmark Acquisition will expire 20 calendar days after both Capstar and Benchmark substantially comply with the Second Request, unless the parties agree to extend the waiting period or the DOJ seeks to, and is successful in its efforts to, enjoin the Benchmark Acquisition. Capstar and Benchmark are in the process of complying with the Second Request. Although the Company believes that the Benchmark Acquisition ultimately will be consummated, there can be no assurance that the DOJ will clear the Benchmark Acquisition in its current form or that the Company or Benchmark will not be required to dispose of certain radio stations or take other measures in order to consummate the Benchmark Acquisition. The Company does not believe that any of the other Pending Acquisitions will be adversely affected in any material respect by review under the HSR Act.

         Pacific Star and Community Pacific each filed with the DOJ and the FTC a Notification and Report Form with respect to the Community Pacific Acquisition on January 28, 1997 and received early termination of the applicable waiting period under the HSR Act on February 21, 1997. Madison Acquisition Co. and Madison filed with the DOJ and the FTC a Notification and Report Form with respect to the Madison Acquisition in February 1997 and received early termination of the applicable waiting period under the HSR Act on March 11, 1997. None of the other Pending Acquisitions are subject to the HSR Act.

         As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that LMAs, JSAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. Since then, the DOJ has stated publicly that it will apply its new policy prohibiting LMAs in connection with purchase agreements until the expiration or termination of the HSR waiting period prospectively only.

EMPLOYEES

         At December 31, 1996, the Company had a staff of 295 full-time employees and 130 part-time employees. If the Osborn Transactions had been consummated as of December 31, 1996, the Company would have had a staff of approximately 626 full-time employees and 265 part-time employees as of such date. There are no collective bargaining agreements between the Company and its employees. The Company does have, however, one union employee employed in connection with its Muzak franchise in Atlanta, Georgia, and is negotiating a collective bargaining agreement with the American Federation of Television and Radio Artists of America ("AFTRA") which represents the on-air performance staff of WFAS- AM/FM in Westchester County, New York for collective bargaining purposes. WFAS-AM/FM has approximately nine employees that would be represented by AFTRA. The Company believes that its relations with its employees are good.

SEASONALITY

         Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by retailers. The Company's revenues and broadcast cash flows are typically lowest in the first quarter and highest in the second and fourth quarters.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

         The nature of the business activities conducted by the Company subjects the Company, its sole stockholder and the holders of the Company's indebtedness to certain risks. The following is a summary of some of the material risks relating to the Company's business activities.

         Substantial Leverage. The Company has, and after giving effect to the Osborn Transactions, the Pending Acquisitions and the financing thereof and the application of the net proceeds therefrom, will continue to have, consolidated indebtedness that is substantial in relation to its stockholders' equity. The Indenture dated as of April 21, 1995, as amended, among the Company and IBJ Schroder Bank & Trust Company, governing the Company's 13 1/4% Senior Subordinated Notes due 2003 (the "Indenture"), Capstar's Indenture dated as of February 20, 1997, between

Capstar and U.S. Trust Company of Texas, N.A., governing Capstar's 12 3/4% Senior Discount Notes due 2009 (the "Capstar Indenture"), and the Credit Agreement dated as of February 20, 1997, among Capstar, the Company, as borrower, various banks and Bankers Trust Company (the "New Credit Facility") limit the incurrence of additional indebtedness by the Company and its subsidiaries in each case, subject to certain significant exceptions. At December 31, 1996, on a pro forma basis after giving effect to the Osborn Transactions, the Company would have had outstanding, on a consolidated basis, long-term indebtedness (including current portions) of approximately $69.8 million and stockholders' equity of approximately $151.2 million.

         The level of the Company's indebtedness could have several important consequences, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, and general corporate or other purposes may be impaired in the future; (iii) certain of the Company's borrowings will be at variable rates of interest (including any borrowings under the New Credit Facility), which will expose the Company to the risk of increased interest rates; (iv) the Company's leveraged position and the covenants contained in the New Credit Facility, the Capstar Indenture and the Indenture could limit the Company's ability to compete, expand and make capital improvements; and (v) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

         The Company's ability to satisfy its debt obligations will depend upon its future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance that the Company's operating results, cash flow and capital resources will be sufficient for payment of its debt service and other obligations in the future. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to sell material assets or operations to meet its debt service and other obligations, and there can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom or that such sales can be effected on terms satisfactory to the Company or at all. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Holding Company Structure; Limitations on Access to Cash Flow of the Company's Subsidiaries. The Company conducts its business through its subsidiaries and has no operations of its own. The sole operating assets of the Company are all of the shares of capital stock of CHI and Osborn, which in turn, directly or indirectly, own the capital stock of the Company's other subsidiaries. Consequently, the Company's sole source of cash from which to satisfy its debt service and other obligations are dividends distributed or other payments made to it by CHI and Osborn, and CHI's and Osborn's sole source of cash are dividends distributed or payments made to it by such other subsidiaries. Except as permitted under the Indenture and the New Credit Facility, the Company's subsidiaries may not incur additional indebtedness. Furthermore, CHI, Osborn and such other subsidiaries are legally distinct from the Company and, except for the guarantees by such entities discussed below, have no obligation, contingent or otherwise, to make any funds available to satisfy the Company's debt service or other obligations. The ability of the Company's subsidiaries to make such funds available, whether through dividends or other distributions, is subject to applicable corporate and other laws and regulations and to the terms of agreements to which such subsidiaries are or become subject. All of the Company's subsidiaries are guarantors of the 13 1/4% Senior Subordinated Notes due 2003 (the "Notes") issued under the Indenture and are guarantors under the New Credit Facility. Such subsidiaries also granted security interests in substantially all of their assets in which a security interest may lawfully be granted to secure their indebtedness under the New Credit Facility. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Restrictions Imposed by Terms of Indebtedness. The New Credit Facility, the Indenture and the Capstar Indenture contain certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The New Credit Facility also requires Capstar and, as a result, the Company to maintain specified financial ratios and to satisfy certain financial condition tests. Capstar's ability to meet those financial ratios and financial condition tests can be affected by events beyond the Company's and Capstar's control, and there can be no assurance that Capstar will meet those tests. A breach of any of these covenants could result in a default under the New Credit Facility or the Indenture. In the event of an event of default under the New Credit Facility or the Indenture, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the case of the New Credit Facility, if the Company were unable to repay those amounts, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. If the New Credit Facility indebtedness were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

         Management of Growth. The Company, upon completion of the Osborn Transactions and the Pending Acquisitions, will have grown very rapidly, which will place significant demands on its administrative, operational and financial resources. The Company's future performance and profitability will depend in part on its ability to make additional radio station acquisitions in mid-sized markets, to integrate successfully the operations and systems of acquired radio stations and radio groups, to hire additional personnel, and to implement necessary enhancements to its management systems to respond to changes in its business. The inability of the Company to make additional acquisitions, to integrate acquired radio stations and radio groups, to hire additional personnel, or to enhance its management systems could have a material adverse effect on the Company.

         Risks of Acquisition Strategy. The Company intends to pursue growth through the acquisition of radio broadcasting companies, radio station groups and individual radio stations in mid-sized markets. The Company cannot predict whether it will be successful in pursuing such acquisition opportunities or what the consequences of any such acquisitions would be. The Company is currently evaluating certain acquisitions; however, other than as described in "-- The Acquisitions," the Company currently has no binding commitments to acquire any specific business or other material assets. The Company must obtain additional financing to consummate the Osborn Add-on Acquisitions and the Pending Acquisitions and there can be no assurance that such financing will be available to the Company on terms acceptable to its management or at all. The consummation of the Osborn Add-on Acquisitions and the Pending Acquisitions is subject to various conditions, including FCC and other regulatory approval. No assurances can be given that such transactions will be consummated or that, if completed, they will be successful. The Company's acquisition strategy involves numerous risks, including difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired stations. There can be no assurance that the Company's management will be able to manage effectively the resulting business or that such acquisitions will benefit the Company. Depending upon the nature, size and timing of future acquisitions, the Company may be required to raise additional financing in addition to the financing necessary to consummate the Osborn Transactions and the Pending Acquisitions. There can be no assurance that the New Credit Facility, the Capstar Indenture, the Indenture or any other loan agreements to which the Company or Capstar may become a party will permit such additional financing or that such additional financing will be available to the Company on terms acceptable to its management or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         R. Steven Hicks is a party to a noncompetition agreement with SFX Broadcasting, Inc. ("SFX"), which, among other things, prohibits Mr. Hicks, the Company and any affiliate of Hicks Muse in which Mr. Hicks has an ownership interest or to which Mr. Hicks acts as an advisor, from competing with, owning any direct or indirect interest in or providing any services to any person which is in the business of owning or operating one or more radio stations licensed or having a transmitter site within any county in the MSA of certain specified SFX markets in various states. Until its termination on October 31, 1997, Mr. Hicks' noncompetition agreement with SFX will limit the Company's ability to enter the markets identified in the noncompetition agreement. Benchmark owns and operates eight radio stations in the Greenville, South Carolina and Jackson, Mississippi markets, which are located in prohibited markets under the noncompetition agreement. The Company expects, subject to all necessary FCC approval, to assign its right to acquire such radio stations to another company in which neither Mr. Hicks nor the Company has an ownership interest or acts as an advisor. Management expects that such other company will transfer the radio stations to the Company after the noncompetition agreement has terminated, although no assurances can be given that the Company will ever own and operate such radio stations.

         Dependence on Key Personnel. The Company's business depends upon the continued efforts, abilities and expertise of its executive officers and other key employees, including R. Steven Hicks, the Company's Chairman of the Board and Chief Executive Officer. Capstar has an employment agreement with R. Steven Hicks, Paul D. Stone, the Company's Vice President, and William S. Banowsky, Jr., the Company's Vice President. The Company has employment agreements with certain of its key employees, including James T. Shea, Jr., the Company's President. The Company has entered into an employment agreement with Frank D. Osborn, who is the chief executive officer of the Southeast Region, and the Company will enter into an employment agreement with David J. Benjamin, III who will serve as the chief executive officer of the West Region, upon consummation of the Community Pacific Acquisition. The

Company has also entered into an employment agreement with Dex Allen, the president and chief operating officer of the West Region. The Company believes that the loss of any of these individuals could have a material adverse effect on the Company. See "Item 10. Directors and Executive Officers of the Registrant."

         Conflict of Interest. Thomas O. Hicks controls the voting power of 100.0% of the outstanding voting capital stock of Capstar. Thomas O. Hicks also controls the voting power of approximately 90.1% of the outstanding voting common stock of GulfStar, a radio broadcasting company that owns and operates stations in mid-sized markets in Texas, Louisiana and Arkansas and is seeking to acquire additional radio stations in Texas, Louisiana and New Mexico. In addition, two of the Company's four directors are also two of the four directors of GulfStar, and R. Steven Hicks, the Company's Chairman of the Board and Chief Executive Officer, and Eric C. Neuman, a Vice President of the Company, also serve in the same positions with GulfStar. Accordingly, R. Steven Hicks and Eric C. Neuman will not expend all of their professional time on behalf of the Company. See "Item 10. Directors and Executive Officers of the Registrant."

         Directors and executive officers of the Company who are also directors and executive officers of GulfStar may have conflicts of interest with respect to matters potentially or actually involving or affecting the Company and GulfStar, such as acquisitions, operations, financings and other corporate opportunities that may be suitable for both the Company and GulfStar. To the extent that such opportunities arise, such directors and executive officers may consult with their legal advisors and make determinations with respect to such opportunities after consideration of a number of factors, including whether such opportunities are presented to any such director or executive officer in his capacity as a director or executive officer of the Company, whether such opportunities are consistent with the Company's strategic objectives and whether the Company will be able to undertake or benefit from such opportunities. In addition, determinations may be made by the Company's Board of Directors, when appropriate, by a vote of the disinterested directors only. No assurances can be given that such disinterested director approval will be sought or that any such conflicts will be resolved in favor of the Company.

         In November 1996, Capstar and GulfStar entered into a letter of intent to merge the two companies. Subsequent to execution of the letter of intent, the parties received early termination of the applicable waiting period with respect to the merger under the HSR Act. Thereafter, the parties terminated the letter of intent and ceased negotiations to consummate the merger. Capstar is again considering a business combination with GulfStar, although no letter of intent or definitive agreement has been entered into. Such a business combination would be subject to, among other things, Capstar and GulfStar reaching agreement on material terms and conditions, obtaining the FCC's approval of the transfer of control of broadcast licenses, and obtaining the approval of the advisory committee or limited partners of HM Fund III. No assurances can be given that Capstar and GulfStar will negotiate or enter into such an agreement, that such an agreement would contain terms and conditions favorable to the Company, that the advisory committee or limited partners of HM Fund III would approve a combination of Capstar and GulfStar, or that such a combination would strengthen the Company's business, operations or financial position.

         Competition; Business Risks. Radio broadcasting is a highly competitive business. The Company's radio stations, now owned or to be acquired upon completion of the Osborn Add-on Acquisitions and the Pending Acquisitions, compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers, magazines, cable television, outdoor advertising and direct mail. In addition, certain of the Company's stations compete, and in the future other of the Company's stations may compete, with groups of two or more stations operated by a single operator. Audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While the Company already competes with other stations with comparable programming formats in many of its markets, if another radio station in the market were to convert its programming format to a format similar to one of the Company's stations, if a new station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings and/or advertising revenue and could require increased promotional and other expenses. The Telecom Act facilitates the entry of other radio broadcasting companies into the markets in which the Company operates or may operate in the future. Some of such companies may be larger and have more financial resources than the Company. Future operations are further subject to many variables which could have a material adverse effect upon the Company's financial performance. These variables include economic conditions, both generally and relative to the radio broadcasting industry; shifts in population and other demographics; the level of competition for advertising dollars with other radio stations, television stations and other entertainment and communications media; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies, including the DOJ, the FTC and the FCC. Although the Company believes that substantially all of its radio stations, now owned or to be acquired upon completion of the Osborn Add-on Acquisitions and the Pending Acquisitions, are positioned to compete effectively in their respective markets, there can be no assurance that any such station will be able to maintain or increase its current audience ratings and advertising revenues. See "-- Competition; Changes in the Broadcasting Industry."

         Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting ("DAB"). DAB may deliver by satellite to nationwide and regional audiences multi-channel, multi-format digital radio services with sound quality equivalent to compact discs. The Company cannot predict the effect, if any, that any such new technologies may have on the radio broadcasting industry or the Company. See "-- Competition; Changes in the Broadcasting Industry."

         Governmental Regulation of Broadcasting Industry. The broadcasting industry is subject to extensive federal regulation that, among other things, requires approval by the FCC for the issuance, renewal, transfer of control and assignment of broadcasting station operating licenses and limits the number of broadcasting properties that the Company may acquire in any market. Additionally, the Communications Act and FCC rules impose limitations on alien ownership and voting of the capital stock of the Company. The Telecom Act creates significant new opportunities for broadcasting companies but also creates uncertainties as to how the FCC and the courts will enforce and interpret the Telecom Act.

         In addition, the number of radio stations the Company may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other radio stations or certain other media properties of certain individuals affiliated with the Company are attributable to those individuals under FCC rules. Moreover, under the FCC's cross-interest policy, the FCC in certain instances may prohibit one party from acquiring an attributable interest in one media outlet and a substantial non-attributable economic interest in another media outlet in the same market, thereby prohibiting a particular acquisition by the Company.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. The interests of the Company's officers, directors and majority stockholder are generally attributable to the Company. Certain of the Company's officers and directors have attributable broadcast interests, which will limit the number of radio stations that the Company may acquire or own in any market in which such officers or directors hold or acquire attributable broadcast interests.

         The consummation of radio broadcasting acquisitions requires prior approval of the FCC with respect to the transfer of control or assignment of the broadcast licenses of the acquired stations. Certain of the Pending Acquisitions have not yet received FCC approval. There can be no assurance that the FCC will approve future acquisitions by the Company (including the Pending Acquisitions). The consummation of certain acquisitions, including certain of the Pending Acquisitions, is also subject to applicable waiting periods and possible review by the DOJ or the FTC under the HSR Act. The Company understands that since the passage of the Telecom Act several radio broadcasting acquisitions have been the subject of "second requests" for additional information by federal authorities under the HSR Act. On February 14, 1997, Capstar received such a second request with respect to the Benchmark Acquisition. The Company also understands that the DOJ is currently reviewing its internal guidelines for antitrust review of radio broadcasting acquisitions. See "-- Federal Regulation of Radio Broadcasting."

         The Company's business will be dependent upon maintaining its broadcasting licenses issued by the FCC, which are ordinarily issued for a maximum term of eight years. Although it is rare for the FCC to deny a license renewal application, there can be no assurance that the future renewal applications of the Company will be approved or that such renewals will not include conditions or qualifications that could adversely affect the Company. Moreover, governmental regulations and policies may change over time and there can be no assurance that such changes would not have a material adverse impact upon the Company. See "-- Federal Regulation of Radio Broadcasting."

         Change of Control. The Indenture provides that, upon a change of control (as therein defined) of the Company, the Company will be required to purchase all of the Notes then outstanding at a purchase price equal to 101.0% of their accreted value (as therein defined), plus accrued interest to the date of repurchase, in the case of such a purchase prior to May 1, 1998, and thereafter at a purchase price equal to 101.0% of the principal amount thereof, plus accrued interest to the date of repurchase. A change of control under the Indenture will constitute an event of default under the New Credit Facility. The Company would be required to consummate such a purchase of the Notes and repay borrowings under the New Credit Facility. As of the date of this Annual Report on Form 10-K, after giving effect to the consummation of the Osborn Transactions and the Pending Acquisitions, the Company would not have sufficient funds available to purchase all of the outstanding Notes pursuant to a change of control offer. In the event that the Company were required to purchase the Notes pursuant to a change of control offer, the Company expects that it would need to seek third-party financing to the extent it does not have available funds to meet its purchase obligations. However, there can be no assurance that the Company would be able to obtain such financing on favorable terms, if at all. See "-- Risk Associated with Business Activities -- Substantial Leverage" and "-- Restrictions Imposed by Terms of Indebtedness." In such event, the Company may be unable to repurchase Notes tendered in response to a change of control offer.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used in this Annual Report on Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "future," "intend," "project," "will," "could," "may," "plan" and similar expressions as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's sole stockholder, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, projected, expected, intended, planned or otherwise indicated.

GLOSSARY OF CERTAIN TERMS AND MARKET AND INDUSTRY DATA

         "Additional Osborn Registrants" collectively refers to Osborn Communications Corporation, Asheville Broadcasting Corp., Atlantic City Broadcasting Corp., Beatrice Broadcasting Corp., Breadbasket Broadcasting Corporation, Corkscrew Broadcasting Corporation, Currey Broadcasting Corporation, Daytona Beach Broadcasting Corp., Great American East, Inc., Houndstooth Broadcasting Corporation, Jamboree in the Hills, Inc., Ladner Communications Holding Corp., Mountain Radio Corporation, O.C.C., Inc., Orange Communications, Inc., Osborn Entertainment Enterprises Corporation, Osborn Sound & Communications Corp., RKZ Television, Inc., Rainbow Broadcasting Corporation, Short Broadcasting Corporation, SNG Holdings, Inc., Southeast Radio Holding Corp., Waite Broadcasting Corp., Yellow Brick Radio Corporation, Ameron Broadcasting Corporation and WNOK Acquisition Company, Inc.

         "advertising inventory" refers to the amount of advertising air time a radio station has available to sell to advertisers.

         "broadcast cash flow" consists of operating income before depreciation, amortization, corporate, other operating expenses and long-term compensation expenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP as a measure of liquidity or profitability.

         "EBITDA" consists of operating income before depreciation, amortization, other operating expenses and long-term compensation expenses. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP as a measure of liquidity or profitability.

         "JSA" refers to a joint sales agreement, whereby a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station. JSAs take varying forms. A JSA, unlike an LMA, normally does not involve programming.

         "LMA" refers to a local marketing agreement, whereby a radio station outsources the management of certain limited functions of its operations. LMAs take varying forms; however, the FCC requires that, in all cases, the licensee maintain independent control over the programming and operations of the station.

         Unless otherwise indicated herein, (i) MSA rankings by population were obtained from the Summer 1996 Radio Market Survey Schedule (copyright 1996), as provided by The Arbitron Company ("Arbitron"), (ii) all audience share rankings, except for the Yuma, Arizona market and where specifically stated to the contrary, have been derived from surveys of persons, ages 25 to 54, listening Monday through Sunday, 6 a.m. to 12 midnight, and are based on either the Spring or Summer 1996 survey period, as reported in Radio Market Reports, Metro Audience Trends (copyright 1996), a publication of Arbitron,
(iii) audience share rankings in Yuma, Arizona, are based on the Spring 1996 survey period, as reported in AccuRatings(TM) (Copyright 1996), a publication of Strategic Radio Research, Inc. ("AccuRatings(TM)") and (iv) all revenue share rankings are based on data compiled as of September 1996, as reported in BIA Publications Radio Analyzer -- BIA's Master Access, Version 1.7 (copyright
1996), a computer database by BIA Publications Inc. ("BIA").

ITEM 2.  PROPERTIES

         The types of properties required to support each of the Company's radio stations include offices, studios and transmitter/antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter/antenna sites generally are located so as to provide maximum market coverage.

         The Company owns transmitter and antenna sites in Norwalk and Brookfield, Connecticut; Wilmington, Delaware; Port St. Lucie, Vero Beach and Ft. Pierce, Florida; Catlettsburg, Kentucky; Hartsdale and Brewster, New York; Whitehall, Pennsylvania; and Huntington, West Virginia. The Company also leases transmitter and antenna sites in Indian River County and Vero Beach, Florida; Washington Township and Bethlehem, Pennsylvania; Huntington, Milton and Cabell County, West Virginia; Pawling and Bedford, New York; and Stamford, Connecticut. The Company typically leases studio and office space, although it owns its facilities in Brookfield, Connecticut; Port St. Lucie and Ft. Pierce, Florida; Catlettsburg, Kentucky; Hartsdale and Patterson, New York; and Huntington, West Virginia. Upon completion of the Osborn Transactions, the Company will also (i) own transmitter and antenna sites in Gadsden and Tuscaloosa, Alabama, Asheville, North Carolina, Dayton, Ohio, Jackson, Tennessee and Wheeling, West Virginia, (ii) lease transmitter and antenna sites in Huntsville and Tuscaloosa, Alabama, Asheville, North Carolina, Bridgeport and Dayton, Ohio and Wheeling, West Virginia and (iii) own studio and office space in Gadsden and Tuscaloosa, Alabama, Asheville, North Carolina, Jackson, Tennessee and Wheeling, West Virginia.

         The Company generally considers its facilities to be suitable and of adequate size for its current and intended purposes. The Company generally does not anticipate any difficulties in renewing any facility leases or in leasing additional space, if required.

         The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by the Company's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed.

         The principal executive offices of the Company are located at 500 Fifth Avenue, Suite 3000, New York, New York 10110. The telephone number of the Company at that address is (212) 302-2727.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ending December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has not been registered under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and is not listed on any national securities exchange. As of December 31, 1996, there was no established public trading market for the Company's Common Stock. The Company is a wholly-owned subsidiary of Capstar.

         Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors out of funds legally available for such purpose. The Company has not paid any dividends on its Common Stock since its incorporation. The payment of cash dividends is currently restricted by the Indenture under which the Company generally is not permitted to pay cash dividends unless (i) no event of default under the Indenture exists at the time of payment or immediately thereafter, (ii) certain ratios regarding the incurrence of additional indebtedness are satisfied and
(iii) the aggregate of all dividends or distributions do not exceed certain limits set forth in the Indenture. In addition, the payment of cash dividends is restricted by the New Credit Facility, except that the Company may pay cash dividends to Capstar to enable Capstar to, among other things, (i) pay Capstar's operating expenses and other corporate overhead costs and expenses, subject to a maximum amount of $3.0 million per annum, (ii) pay Capstar's management fees or executive compensation, (iii) repurchase outstanding capital stock of Capstar, subject to certain limitations, including a $3.0 million limitation per annum and a $5.0 million limitation in the aggregate, and (iv) pay any federal, state or local taxes payable by Capstar. The New Credit Facility permits any subsidiary of the Company to pay dividends to the Company or any wholly-owned subsidiary of the Company.

         The acquisition of the Company by Capstar for approximately $213.6 million, including assumed debt, was effected through the merger of CMI Acquisition Company, Inc., a wholly-owned subsidiary of Capstar ("CMI"), with and into the Company, with the Company as the surviving corporation. By operation of law, the 1,000 shares of common stock of CMI held by Capstar immediately prior to the merger were converted at the effective time of the merger into 1,000 shares of Common Stock. Section 4(2) of the Securities Act of 1933 was relied on in connection with the issuance of such shares of Common Stock to Capstar.

ITEM 6.  SELECTED FINANCIAL DATA

         The operating and other data in the following table have been derived from audited financial statements of the Company for the years ended December 31, 1994, 1995 and 1996, all of which are included elsewhere in this Annual Report on Form 10-K, and from audited financial statements for the years ended December 31, 1992 and 1993. The selected balance sheet data in the following table have been derived from the audited financial statements of the Company as of December 31, 1995 and 1996 which are included elsewhere in this Annual Report on Form 10-K, and from the audited financial statements of the Company as of December 31, 1992, 1993 and 1994.

                                                                   The Company
                                     ------------------------------------------------------------------------
                                                             Year Ended December 31,
                                     ------------------------------------------------------------------------
                                         1992           1993           1994           1995           1996
                                     ------------   ------------   ------------   ------------   ------------
                                                              (dollars in thousands)
 OPERATING DATA:
 Net revenue . . . . . . . . .       $17,961        $19,798        $26,225        $30,795        $42,260
 Station operating expenses  .        12,713         13,509         16,483         19,033         27,576
 Depreciation and amortization         1,676          1,129          2,145          1,926          3,193
 Corporate expenses  . . . . .         1,602          2,531          2,110          2,051          2,134
 Other expense(1)  . . . . . .            --          1,496          2,180          2,007         13,833
 Operating income (loss) . . .         1,970          1,133          3,307          5,778         (4,476)
 Interest expense  . . . . . .         4,614          4,366          3,152          7,806         11,475
 Net loss  . . . . . . . . . .        (2,580)        (3,782)          (527)        (2,240)       (17,908)
 OTHER DATA:
 Broadcast cash flow(2)  . . .       $ 5,248         $6,289        $ 9,742        $11,762        $14,684
 Broadcast cash flow margin(2)          29.2%          31.8%          37.1%          38.2%          34.7%
 EBITDA(3) . . . . . . . . . .       $ 3,646         $3,758        $ 7,632         $9,711        $12,550
 Capital expenditures  . . . .           371            333            623            321            933
 BALANCE SHEET DATA (END OF
 PERIOD):
 Cash and cash equivalents . .       $ 1,045         $  887        $ 2,042        $10,891        $ 4,368
 Working Capital, excluding
 current                               1,094          3,393          3,012         13,729         10,066
    portion of long-term debt
 Intangible and other assets, net     13,819         22,419         21,096         27,422         67,077
 Total assets  . . . . . . . .        27,508         36,192         36,283         52,811         95,065
 Long-term debt, including
 current                              51,934         41,773         36,962         66,261         94,487
    portion  . . . . . . . . .
 Redeemable preferred stock  .         5,800             10          8,414          --
 Total stockholders' equity          (28,766)        (8,097)       (18,038)       (18,555)        (4,830)
 (deficit) . . . . . . . . . .


(1) Other expense consists of separation compensation in 1993 and long-term incentive compensation under restructured employment agreements with the Company's former President and Chief Executive Officer and its Chief Operating Officer in 1994 and 1995. In 1996, other expense consists of merger-related compensation charges in connection with Capstar's acquisition of the Company. Such expenses are not expected to recur.

(2) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expense and other operating expenses. See "Item 1. Business -- Glossary of Certain Terms and Market and Industry Data."

(3) EBITDA consists of operating income before depreciation, amortization and other operating expenses. See "Item 1. Business -- Glossary of Certain Terms and Market and Industry Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this Annual Report on Form 10-K. Periodically, the Company may make statements about trends, future plans and the Company's prospects. Actual results may differ materially from those described in such forward looking statements based on the risks and uncertainties facing the Company, including but not limited to, the following: business conditions and growth in the radio broadcasting industry and the general economy; competitive factors; changes in interest rates; the failure or inability to renew one or more of the Company's broadcasting licenses; and the factors described in "Item
1. Business -- Risks Associated with Business Activities."

         A radio broadcast company's revenues are derived primarily from the sale of time to local and national advertisers. Those revenues are affected by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Radio stations attempt to maximize revenues by adjusting advertising rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

         Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being lowest in the first quarter and highest in the second and fourth quarters of each year. Accordingly, the Company expects working capital to decrease and net losses to increase in the first quarter. Accordingly, management expects working capital to decline in the first quarter of 1997. A radio station's operating results in any period also may be affected by the occurrence of advertising and promotional expenditures that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, a radio station's ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

         In October 1996, the Company was acquired by Capstar. Upon completion of the Osborn Transactions and the Pending Acquisitions, the Company will own, operate or provide services to 121 radio stations serving 31 mid-sized markets. The Company anticipates that it will consummate the Pending Acquisitions; however, the closing of each such acquisition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control, and the availability of financing to Capstar or the Company on acceptable terms. No assurances can be given that regulatory approval will be received, that the New Credit Facility, the Capstar Indenture, the Indenture or any other loan agreements to which Capstar or the Company will be a party will permit additional financing for the Pending Acquisitions or that such financing will be available to Capstar or the Company on acceptable terms. See "Item 1. Business -- Risks Associated with Business Activities -- Risks of Acquisition Strategy."

         The Company will incur substantial indebtedness to finance the Osborn Transactions and the Pending Acquisitions for which it has, and will continue to have, significant debt service requirements. In addition, the Company has, and will continue to have, significant charges for depreciation and amortization expense related to the fixed assets and intangibles acquired, or to be acquired, in its acquisitions. Consequently, the Company expects that it will report net losses for the foreseeable future.

         In the following analysis, management discusses broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and other operating expenses. EBITDA consists of operating income before depreciation, amortization and other operating expenses. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Revenue. Net revenue increased $11.5 million or 37.3% to $42.3 million in the year ended December 31, 1996 from $30.8 million in the year ended December 31, 1995. The inclusion of revenue from the acquisitions of radio stations and revenue generated from JSAs and LMAs entered into during the years ended December 31, 1996 and 1995 provided $10.8 million of the increase. For stations owned and operated for a comparable period in 1996 and 1995, net revenue improved approximately $669,000 or 2.3% to $30.0 million in 1996 from $29.3 million in 1995 primarily due to increased ratings and improved selling efforts.

         Station Operating Expenses. Station operating expenses increased $8.6 million or 44.9% to $27.6 million in the year ended December 31, 1996 from $19.0 million during the year ended December 31, 1995. The increase was primarily attributable to the station operating expenses of the radio station acquisitions and the JSAs and LMAs entered into during the years ended December 31, 1996 and 1995, which contributed $9.0 million to the increase. For stations owned and operated for a comparable period in 1996 and 1995, station operating expenses declined approximately $461,000, or 2.6% to $17.6 million in 1996 from $18.0 million in 1995 which reflected more efficient operations.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $2.9 million or 24.8% to $14.7 million in the year ended December 31, 1996 from $11.8 million in the year ended December 31, 1995. The inclusion of broadcast cash flow from acquisitions and LMAs accounted for $1.8 million of the increase. The broadcast cash flow margin was 34.7% for the period in 1996 as compared to 38.2% during the same period in 1995. Excluding the effects of the acquisitions and LMAs, broadcast cash flow increased $1.1 million or 10.0% to $12.5 million in 1996 from $11.3 million in 1995 and the broadcast cash flow margin increased to 41.5% from 38.6%.

         Corporate Expenses. Corporate expenses increased approximately $83,000 or 4.0% during 1996 to $2.0 million as a result of higher salary expense for additional staffing.

         EBITDA. As a result of the factors described above, EBITDA increased $2.8 million or 29.2% to $12.6 million in the year ended December 31, 1996 from $9.7 million in the year ended December 31, 1995. The EBITDA margin decreased to 29.7% in 1996 from 31.5% in 1995.

         Other Operating Expenses. Depreciation and amortization increased $1.3 million or 65.8% to $3.2 million in 1996 from $1.9 million in 1995 primarily due to certain radio station acquisitions consummated in 1996 and 1995. In 1996, the Company recognized $13.8 million in merger related compensation charges in connection with the Capstar's acquisition of the Company. Long-term incentive compensation expense incurred by the Company pursuant to the prior employment agreements of Bruce A. Friedman and James T. Shea, Jr. was $2.0 million in 1995.

         Other (Income) Expenses. Interest expense increased $3.7 million or 47.0% to $11.5 million in the year ended December 31, 1996 from $7.8 million during the same period in 1995 primarily due to the interest expense associated with the Notes and $24.7 million in acquisition and working capital funding from CHI's AT&T Credit Facility (as defined). Other expenses, net, increased to $2.0 million for the year ended December 31, 1996 from approximately $49,000 for the period ended December 31, 1995. The increase was primarily due to approximately $525,000 in expenses associated with the filing of the Company's Registration Statement on Form S-1 with the Securities and Exchange Commission on May 17, 1996, which was subsequently withdrawn, and $1.4 million of merger related costs and expenses in connection with Capstar's acquisition of the Company. The Company earned approximately $256,000 in interest income on its temporary cash investments in 1996, a 39.0% decrease over the prior year. Extraordinary loss on extinguishment of debt of approximately $444,000 was recorded in 1995 in connection with the Company's debt restructuring on April 21, 1995. The Company did not recognize any extraordinary income or loss items in 1996.

         Net Loss. As a result of the factors described above, net loss increased approximately $15.7 million to $17.9 million for the year ended December 31, 1996 from $2.2 million for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Net Revenue. Net revenue increased $4.6 million or 17.4% to $30.8 million in 1995 from $26.2 million in 1994. The inclusion of revenue from the acquisition and revenue generated from JSAs and LMAs entered into during 1995 provided approximately $1.5 million of the increase. For stations owned and operated for a comparable period in 1995 and 1994, net revenue improved $3.1 million or 11.9% to $29.3 million in 1995 from $26.2 million in 1994, primarily due to higher ratings and improved selling efforts.

         Station Operating Expenses. Station operating expenses increased $2.5 million or 15.5% to $19.0 million in 1995 from $16.5 million in 1994 partially due to the inclusion of station operating expenses from the newly acquired radio station and from the JSA and LMA activity in 1995, which contributed $1.0 million to the increase. For stations owned and operated for a comparable period in 1995 and 1994, station operating expenses increased $1.5 million or 9.3% to $18.0 million in 1995 from $16.5 million in 1994 due to increased selling expenses.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $2.0 million or 20.7% to $11.8 million in 1995 from $9.7 million in 1994. The inclusion of broadcast cash flow from acquisitions, JSAs and LMAs accounted for approximately $437,000 of the increase. The broadcast cash flow margin was 38.2% in 1995 as compared to 37.1% in 1994. Excluding the effects of the acquisitions, broadcast cash flow increased $1.6 million or 16.3% to $11.3 million in 1995 from $9.7 million in 1994 and the broadcast cash flow margin increased to 38.6% from 37.1%.

         Corporate Operating Expenses. Corporate expenses decreased approximately $59,000 or 2.8% to $2.0 million in 1995 from $2.1 million in 1994 as a result of reduced travel and entertainment expenses.

         EBITDA. As a result of the factors described above, EBITDA increased $2.1 million or 27.2% to $9.7 million in the year ended December 31, 1995 from $7.6 million in the year ended December 31, 1994. The EBITDA margin increased to 31.5% in 1995 from 29.1% in 1995.

         Other Operating Expenses. Depreciation and amortization decreased approximately $219,000 or 10.2% to $1.9 million in 1995 from $2.1 million in 1994 primarily as a result of the Company fully amortizing certain costs associated with the acquisition in December 1993. Long-term incentive compensation decreased approximately $173,000 or 8.0% to $2.0 million in 1995 from $2.2 million in 1994.

         Other (Income) Expenses. Interest expense increased $4.7 million or 147.6% to $7.8 million in 1995 from $3.2 million in 1994. The increase was due primarily to the cash and noncash interest on the Notes issued in connection with the Recapitalization Transactions (as defined) as well as an increase in amortization of the deferred financing charges associated with the Recapitalization Transactions. "Recapitalization Transactions" means the completed offering of the Notes, the net proceeds of which were used to repay indebtedness of the Company and redeem certain outstanding shares of preferred stock of the Company. The Company reflected an extraordinary loss on extinguishment of debt of approximately $444,000 in 1995 in connection with the Recapitalization Transactions. The Company recognized approximately $421,000 of interest income on its temporary cash investments during 1995. Other expenses, net, decreased approximately $333,000 to approximately $49,000 in 1995 from approximately $382,000 in 1994 primarily due to a decrease in the loss on sale of assets.

         Net Loss. As a result of the factors described above, net loss increased $1.7 million to $2.2 million in 1995 from approximately $527,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funded the $113.0 million purchase price (excluding transaction costs) for the Osborn Acquisition with an equity investment made by Capstar.

         The Notes require semi-annual cash interest payments on each May 1 and November 1 of $2.9 million through May 1, 1998 and $5.2 million from November 1, 1998 until maturity. Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. The New Credit Facility consists of the $50.0 million revolver. All loans outstanding under the New Credit Facility will mature in 2002. The Company did not borrow under the New Credit Facility in connection with the Osborn Acquisition and no balance was outstanding as of March 15, 1997.

         In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount, and to consummate the Osborn Add-on Acquisitions and the Pending Acquisitions and, as appropriate opportunities arise, to acquire additional radio stations. The Company intends to use the $11.0 million in net proceeds of the Osborn Ft. Myers Disposition to repay in part indebtedness, if any, under the New Credit Facility. The Company intends to fund the $316.3 million aggregate purchase price (including $25.7 million for the Osborn Add-on Acquisitions and transaction costs) for the Osborn Add-on Acquisitions and the Pending Acquisitions through a combination of borrowings under the New Credit Facility (as it may be amended to increase the borrowing limit thereunder) and a combination of indebtedness of the Company and/or Capstar (which proceeds will be invested in the Company) and/or capital stock of Capstar or its subsidiaries. The Company has not determined the terms of any such indebtedness or capital stock. The Company's ability to make such borrowings and issue such indebtedness and capital stock will depend upon many factors, including, but not limited to, the Company's success in operating and integrating its radio stations and the condition of the capital markets at the times of consummation of the Pending Acquisitions. No assurances can be given that such financings can be consummated on terms considered to be favorable by management or at all.

         Management believes that cash from operating activities, together with available revolving credit borrowings under the New Credit Facility and equity investments by Capstar, should be sufficient to permit the Company to fund its operations and meet its obligations under the agreements governing the existing indebtedness. The Company may require financing for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets. The Company has no current plans or arrangements to dispose of any of its stations other than the Osborn Ft. Myers Disposition and the disposition of station KASH-AM in Anchorage, Alaska after consummation of the Community Pacific Acquisition.

EXTRAORDINARY ITEM

         In connection with the Osborn Acquisition, the Company repaid the AT&T Credit Facility. The repayment of the AT&T Credit Facility resulted in the write off of deferred financing costs and prepayment penalties in the amount of $1.3 million, which will be reported as an extraordinary item. In connection with the Benchmark Acquisition, Capstar will issue $750,000 of Capstar Common Stock for the benefit of the Company to an affiliate of Hicks Muse in consideration for its unconditional guarantee of a Fund III Acquisition Sub's indebtedness incurred in connection with the Benchmark Acquisition. The issuance of Capstar Common Stock for the benefit of the Company will be reported as an extraordinary item in the period in which the Company consummates the Benchmark Acquisition. Had the Benchmark Acquisition been consummated at December 31, 1996, the Company would have recorded an extraordinary charge of approximately $750,000.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                   INDEX
                                                   -----
                                                                                                          Page
                                                                                                          ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . .          47

Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994  . . .          48

Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 1996, 1995
  and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          49

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994  . . .          50

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .          52

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . .          79

                         Report of Independent Auditors

To the Board of Directors
Commodore Media, Inc.

We have audited the accompanying consolidated balance sheets of Commodore Media, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commodore Media, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows and each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP



New York, New York
January 31, 1997, except for Note 14, as to which the date is March 20, 1997

                     Commodore Media, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                                                                DECEMBER 31
                                                                          1996              1995
                                                                       ------------------------------
ASSETS
Current assets:
   Cash and short-term cash investments                                $  4,367,847      $ 10,891,489
   Accounts receivable, less allowance of $838,081 and $700,336
     in 1996 and 1995                                                     8,912,965         6,131,447
   Prepaid expenses and other current assets                                443,900           285,412
                                                                       ------------------------------
Total current assets                                                     13,724,712        17,308,348

Property, plant and equipment, net                                       14,263,055         8,080,043
FCC licenses and goodwill, net of accumulated amortization
     of $5,080,681 in 1996 and $3,912,167 in 1995                        59,172,868        20,767,625
Other intangible assets                                                   2,964,621         1,761,306
Deferred charges, net                                                     4,186,451         3,910,582
Deposits and other assets                                                   753,340           982,876
                                                                       ------------------------------
Total assets                                                           $ 95,065,047      $ 52,810,780
                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
   Accounts payable and accrued expenses                               $  2,260,066      $  1,774,256
   Accrued compensation                                                     422,062           815,162
   Accrued interest                                                         960,084           960,368
   Accrued income taxes                                                        --              16,840
   Current maturities of capital lease obligations                           16,056            11,977
   Current maturities of long-term debt                                   3,750,000              --
                                                                       ------------------------------
Total current liabilities                                                 7,408,268         3,578,603

Long-term capital lease obligations                                          49,629            43,130
Long-term debt                                                           90,737,274        66,261,339
Noncurrent compensation                                                        --           1,482,275
Deferred income taxes                                                     1,700,000              --

Stockholders' deficit:
   Class A Common Stock, $0.01 par value; 3,000,000 shares
     authorized: 1,000 shares issued and outstanding in 1996 and
     146,526 shares issued and outstanding in 1995                               10             1,465
   Class B Common Stock, convertible into Class A Common Stock,
     $0.01 par value; 486,373 shares authorized and issued in 1995             --               4,864
   Additional paid-in capital                                            55,192,892        23,580,184
   Accumulated deficit                                                  (60,023,026)      (42,115,080)
                                                                       ------------------------------
                                                                         (4,830,124)      (18,528,567)
   Less treasury stock, at cost, 85,524 shares in 1995                         --              26,000
                                                                       ------------------------------
Total stockholders' deficit                                              (4,830,124)      (18,554,567)
                                                                       ------------------------------
Total liabilities and stockholders' deficit                            $ 95,065,047      $ 52,810,780
                                                                       ==============================




See accompanying notes.

                     Commodore Media, Inc. and Subsidiaries

                     Consolidated Statements of Operations


                                                                     YEAR ENDED DECEMBER 31
                                                           1996               1995             1994
                                                       -------------------------------------------------
Total revenue                                          $ 45,959,646      $ 33,652,677      $ 28,686,381
Less agency commissions                                  (3,699,285)       (2,857,912)       (2,461,478)
                                                       -------------------------------------------------
Net revenue                                              42,260,361        30,794,765        26,224,903
                                                       -------------------------------------------------

Operating expenses:
   Programming, technical and news                        7,743,634         5,365,686         4,601,374
   Sales and promotion                                   12,239,804         8,796,481         7,325,549
   General and administrative                             7,592,405         4,870,463         4,556,515
Corporate expenses                                        2,134,102         2,051,181         2,109,741
Depreciation and amortization                             3,192,803         1,926,250         2,145,201
Long-term incentive compensation                          1,102,141         2,006,550         2,180,000
Merger related stock option compensation                 12,731,587              --                --
                                                       -------------------------------------------------
Operating (loss) income                                  (4,476,115)        5,778,154         3,306,523
Interest expense                                         11,474,720         7,805,525         3,152,352
Interest income                                             255,869           420,659               266
Initial public offering and merger expenses               1,909,648              --                --
Other expenses, net                                         170,856            48,796           381,550
                                                       -------------------------------------------------
Loss before provision for income taxes and
   extraordinary loss                                   (17,775,470)       (1,655,508)         (227,113)
Provision for income taxes                                  132,476           140,634           300,000
                                                       -------------------------------------------------
Loss before extraordinary loss                          (17,907,946)       (1,796,142)         (527,113)
Extraordinary loss on extinguishment of debt                   --            (443,521)             --
                                                       -------------------------------------------------
Net loss                                               $(17,907,946)     $ (2,239,663)     $   (527,113)
                                                       ================================================




See accompanying notes.

                     Commodore Media, Inc. and Subsidiaries

                Consolidated Statements of Stockholders' Deficit


                                                           COMMON STOCK
                                                            PAR VALUE          ADDITIONAL                                  TOTAL
                                                        ------------------     PAID-IN      ACCUMULATED     TREASURY  STOCKHOLDERS'
                                                        CLASS A   CLASS B       CAPITAL        DEFICIT        STOCK       DEFICIT
                                                        ---------------------------------------------------------------------------

Balance at December 31, 1993                            $ 1,192   $  4,864   $ 22,523,192   $(38,348,304)  $  (1,000)  $(15,820,056)
Cumulative dividends on redeemable preferred stock         --         --         (690,660)          --          --         (690,660)
Adjustment to carrying value of redeemable warrant         --         --             --       (1,000,000)       --       (1,000,000)
Loss for the year                                          --         --             --         (527,113)       --         (527,113)
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1994                              1,192      4,864     21,832,532    (39,875,417)     (1,000)   (18,037,829)
Cumulative dividends on redeemable preferred stock         --         --         (252,175)          --          --         (252,175)
Allocation of net proceeds of debt offering to warrants    --         --        2,000,000           --          --        2,000,000
Repurchase of common stock                                 --         --             --             --       (25,000)       (25,000)
Exercise of warrants                                        273       --             (173)          --          --              100
Loss for the year                                          --         --             --       (2,239,663)       --       (2,239,663)
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1995                              1,465      4,864     23,580,184    (42,115,080)    (26,000)   (18,554,567)
Warrants issued with preferred stock facility              --         --          981,500           --          --          981,500
Dividends on senior exchangeable redeemable preferred
   stock                                                   --         --         (359,957)          --          --         (359,957)
Merger related transactions:
   Recapitalization and acquisition of common
      shares by Capstar                                  (1,455)    (4,864)    32,092,400           --        26,000     32,112,081
   Redemption of preferred stock                           --         --       (1,101,235)          --          --       (1,101,235)
Net loss for the period                                    --         --             --      (17,907,946)       --      (17,907,946)
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1996                            $    10   $   --     $ 55,192,892   $(60,023,026)  $    --     $ (4,830,124)
                                                        ===========================================================================



See accompanying notes.

                     Commodore Media, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                                                     YEAR ENDED DECEMBER 31
                                                                              1996            1995             1994
                                                                           -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(17,907,946)    $(2,239,663)    $  (527,113)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Merger related stock option compensation                               12,731,587            --              --
     Loss on extinguishment of debt                                               --           443,521            --
     Depreciation and amortization                                           3,192,803       1,926,250       2,145,201
     Noncash interest                                                        4,231,815       2,673,829         219,910
     Change in long-term incentive compensation                             (1,364,000)         79,000       2,180,000
     Provision for uncollectible accounts receivable                           593,158         556,137         468,155
     Gain on disposition of assets                                                --             9,819         335,736
     Net barter income                                                        (268,397)       (184,300)       (122,163)
     Initial public offering and merger expenses                             1,909,648            --              --
     Changes in assets and liabilities, net of amounts acquired:
        Increase in accounts receivable                                     (3,217,224)     (1,847,015)     (1,509,195)
        Increase in prepaid expenses and other current
          assets                                                              (160,893)        (88,787)       (267,196)
        (Decrease) increase in accounts payable and
          accrued expenses                                                    (270,648)       (158,855)        326,251
        (Decrease) increase in accrued compensation                           (393,100)       (230,645)        197,881
        (Decrease) increase in accrued interest                                   (284)        582,525         351,639
        (Decrease) increase in accrued income taxes                            (57,506)       (277,135)        261,541
                                                                           -------------------------------------------
Total adjustments                                                           16,926,959       3,484,344       4,587,760
                                                                           -------------------------------------------
Net cash (used in) provided by operating activities                           (980,987)      1,244,681       4,060,647


CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from redemption of note                                                  --              --           405,000
Proceeds from sale of property, plant
   and equipment                                                                  --              --           398,018
Repayment of stockholder loans                                                 250,375         182,988            --
Purchase of property, plant and equipment                                     (933,066)       (320,980)       (623,414)
Payments for acquisitions                                                  (41,900,000)     (3,100,000)           --
Deferred acquisition costs incurred                                         (1,695,131)       (417,020)       (172,558)
Deposits on pending acquisitions                                              (160,000)       (525,000)           --
Loans to employees                                                                --          (315,863)        (57,500)
Other investing activities, net                                               (402,528)         87,528            --
                                                                           -------------------------------------------
Net cash used in investing activities                                      (46,840,350)     (4,408,347)        (50,454)

                     Commodore Media, Inc. and Subsidiaries


                                                                             YEAR ENDED DECEMBER 31
                                                                      1996            1995              1994
                                                                -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Senior
   Subordinated Notes and warrants                              $       --         $ 64,956,422       $      --
Proceeds from AT&T loan and security agreement                    24,700,000               --                --
Cash capital contributions from Capstar                           19,560,216               --                --
Net proceeds from issuance of senior exchangeable
   preferred stock                                                 9,822,520               --                --
Retirement of senior exchangeable preferred stock,
   including accrued dividends                                   (10,302,222)              --                --
Proceeds from issuance of common stock                                  --                  100              --
Payment of initial public offering and merger expenses            (1,609,649)              --                --
Repayment of amounts borrowed                                           --          (39,014,833)       (2,738,166)
Payment of financing related costs                                  (860,748)        (4,226,762)         (104,245)
Redemption of preferred stock                                           --           (8,665,835)             --
Purchase of redeemable warrant                                          --           (1,000,000)             --
Repurchase of common stock                                              --              (25,000)             --
Principal payments on capital leases                                 (12,422)           (11,186)          (12,389)
                                                                -------------------------------------------------
Net cash provided by (used in) financing activities               41,297,695         12,012,906        (2,854,800)
                                                                -------------------------------------------------

Net (decrease) increase in cash and short-term cash
   investments                                                    (6,523,642)         8,849,240         1,155,393
Cash and short-term cash investments
   at beginning of period                                         10,891,489          2,042,249           886,856
                                                                -------------------------------------------------
Cash and short-term cash investments
   at end of period                                             $  4,367,847       $ 10,891,489       $ 2,042,249
                                                                =================================================

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest                                          $  7,243,189       $  4,474,789       $ 2,580,522
Cash paid for income taxes                                           110,945            417,769            38,209




SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Asset acquisitions recorded in connection with barter transactions were $189,982, $112,636 and $144,500 for the years ended December 31, 1996, 1995 and 1994, respectively.



See accompanying notes.

                     Commodore Media, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1996



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND MERGER AGREEMENT

ORGANIZATION AND NATURE OF BUSINESS

Commodore Media, Inc. and Subsidiaries (the "Company") is comprised of radio stations that derive their revenue from local, regional and national advertisers. The radio stations are located in the following markets:
Wilmington, Delaware; Westchester and Putnam Counties, New York; Huntington, West Virginia--Ashland, Kentucky; Allentown--Bethlehem, Pennsylvania; Fort Pierce--Stuart--Vero Beach, Florida; and Fairfield County, Connecticut. The Company extends credit to its customers in the normal course of business without requiring collateral.

MERGER AGREEMENT

On October 16, 1996, the Company was acquired pursuant to a merger agreement dated June 21, 1996 with Capstar Broadcasting Partners, Inc. ("Capstar"), which is an indirect subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. The holders of Class A Common Stock and Class B Common Stock (collectively, the "Common Stock"), the holders of employee stock options and the holders of warrants received $140 per share as consideration for the merger less, in the case of option and warrant holders, the exercise price per share. In addition, the Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share (the "Series A Preferred Stock") was redeemed, including all accrued and unpaid dividends.

The Company recognized approximately $12,700,000 in stock option compensation expense, and approximately $1,400,000 of merger related fees and expenses during the year ended December 31, 1996. No adjustments to the carrying value of the Company's assets and liabilities have been made to the financial statements of the Company as of December 31, 1996 in connection with the merger.

As a result of the merger and the change of control effected thereby, the Company was obligated to satisfy the existing deferred compensation and employment agreements with its former President and Chief Executive Officer and its deferred compensation agreement with its current President and Chief Executive Officer resulting in an additional charge to operations of approximately $1,100,000.

                     Commodore Media, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND MERGER AGREEMENT (CONTINUED)

As a result of the merger, the Company did not proceed with its previously announced intention to undertake an initial public equity offering and therefore withdrew its registration statement filed on Form S-1 on May 17, 1996 with the Securities and Exchange Commission. Included in other expenses are approximately $525,000 in various fees and expenses incurred in connection with this filing.

Certain employees of the Company were granted options in November 1996 to purchase 3,764,830 shares of common stock of Capstar at an exercise price of $1 per share, which approximates the fair value of the Capstar stock. Of this amount, through January 31, 1997, options to purchase 795,880 shares had been forfeited due to resignation. The options vest over a three year period and expire ten years after grant.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Commodore Media, Inc. and all subsidiaries, after elimination of intercompany accounts and transactions. Certain prior years' amounts have been reclassified to conform with the current year's presentation.

SHORT-TERM CASH INVESTMENTS

The Company considers investments which have a remaining maturity of three months or less at the time of purchase to be short-term cash investments. The Company invests its excess cash in U.S. Treasury Bills.

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred income taxes are provided for differences between the book and tax bases of the Company's assets and liabilities.

                     Commodore Media, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND MERGER AGREEMENT (CONTINUED)

RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial instruments which potentially subject the Company to concentration risk consist primarily of trade receivables. The Company's revenue is principally derived from local broadcast advertisers who are impacted by the local economy.

The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is provided on the straight-line method based on the following estimated useful lives:


           CLASSIFICATION                           ESTIMATED LIFE (YEARS)
--------------------------------------------------------------------------
Land improvements                                             20
Buildings                                                     20
Furniture, fixtures and equipment                           7-10
Broadcasting and technical equipment                        7-10
Towers and antennas                                           20
Music library                                                  7
Leasehold improvements                                     10-20
Vehicles                                                       3


Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized and, therefore, are included in property, plant and equipment.

                     Commodore Media, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND MERGER AGREEMENT (CONTINUED)

PROPERTY HELD UNDER CAPITAL LEASES

The Company is the lessee of office equipment under capital leases expiring in various years through 2004. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated productive lives of seven to ten years.

REVENUE RECOGNITION

The Company recognizes revenue upon the airing of advertisements.

INTANGIBLE ASSETS

Intangible assets are being amortized by the straight-line method over the following estimated useful lives:

           CLASSIFICATION                           ESTIMATED LIFE (YEARS)
--------------------------------------------------------------------------
FCC licenses and goodwill                                     40
Organization expenses                                          5
Network affiliation agreement                                  5
Covenant not to compete                                        5
Tower site lease                                               3
Contract rights                                                3
Software                                                       3
Pre-sold advertising contracts                                 1

Management reviews the appropriateness of the carrying value of goodwill of its subsidiaries and the related amortization period quarterly based on their anticipated undiscounted cash flows.

                     Commodore Media, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND MERGER AGREEMENT (CONTINUED)

DEFERRED CHARGES

Legal fees, bank loan closing costs and other expenses associated with debt financing and the Recapitalization Transaction (see Note 2) are being amortized using the effective interest rate method. Amortization of debt expense charged to operations and included in interest expense amounted to $584,880, $384,912 and $219,910 for the years ended December 31, 1996, 1995 and 1994, respectively.

ADVERTISING COSTS

The Company expenses advertising costs related to its radio station operations as incurred. Advertising expense amounted to $730,990, $754,489 and $560,818 for the years ended December 31, 1996, 1995 and 1994, respectively.

BARTER TRANSACTIONS

The fair value of barter and trade-out transactions is included in broadcast revenue and sales and promotion expense. Barter revenue is recorded when advertisements are broadcast and barter expense is recorded when merchandise or services are received. Barter transactions charged to operations were as follows:


                                    YEAR ENDED DECEMBER 31
                           1996               1995              1994
                        -----------------------------------------------
Trade revenue           $ 4,254,207       $ 3,238,111       $ 2,473,002
Trade expense            (3,985,810)       (3,053,811)       (2,350,839)
                        -----------------------------------------------
Net barter revenue      $   268,397       $   184,300       $   122,163
                        ===============================================


FINANCIAL STATEMENT PRESENTATION

Certain prior year financial statement items have been reclassified to conform to the current year presentation.

                     Commodore Media, Inc. and Subsidiaries

2. THE RECAPITALIZATION TRANSACTIONS

On April 21, 1995, the Company completed the offering of its 13-1/4% Senior Subordinated Notes due 2003 ("Senior Subordinated Notes"). The net proceeds of approximately $65,000,000 were used to retire existing senior indebtedness of approximately $36,200,000, fund the Treasure Coast Acquisition for $3,100,000, and repay the Hanson note and Radio Financial Partners ("RFP") note for an aggregate amount of $2,400,000. In addition, the Company used $8,700,000 to redeem its preferred stock, paid $1,900,000 in connection with the long-term incentive compensation of its President and its Chief Operating Officer (see
Note 10), paid approximately $4,200,000 in related deferred fees of the offering, and used the balance of $8,500,000 for general corporate purposes. The Company converted all of its existing common stock for 486,373 shares of its Class B Common Stock ("Class B") and 119,212 shares (including 85,524 treasury shares) of its Class A Common Stock ("Class A"). At the time of conversion, the Company's President and its Chief Operating Officer purchased 27,369 shares and 6,319 shares, respectively, of Class A from the Chairman. In addition, William A.M. Burden and Company, an affiliated entity, exercised its option to acquire 27,314 shares of Class A from the Company. Each share of Class B is entitled to eight votes and each share of Class A is entitled to one vote. The consolidated financial statements have been retroactively adjusted for this conversion.

                     Commodore Media, Inc. and Subsidiaries

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consisted of the following:


                                                                DECEMBER 31
                                                          1996               1995
                                                      -----------------------------
Land and land improvements                            $  3,322,567     $  2,813,139
Buildings                                                4,464,605        2,499,399
Furniture, fixtures and equipment                        2,740,940        2,188,502
Broadcasting and technical equipment                     8,921,484        5,907,905
Towers and antennas                                      4,519,489        3,401,300
Leasehold improvements                                     400,245          365,825
Property held under capital leases                         104,497           81,497
Other                                                      484,501          398,023
                                                      -----------------------------
                                                        24,958,328       17,655,590
Less accumulated depreciation and amortization         (10,695,273)      (9,575,547)
                                                      -----------------------------
Property, plant and equipment, net                    $ 14,263,055     $  8,080,043
                                                      =============================


Accumulated amortization of property held under capital leases as of December 31, 1996 and 1995 was $21,663 and $12,728, respectively. Depreciation as a charge to income amounted to $1,133,392 in 1996, $831,656 in 1995 and $768,826
in 1994.

                     Commodore Media, Inc. and Subsidiaries

4. OTHER INTANGIBLE ASSETS

Other intangible assets, at cost, consisted of the following:


                                                   DECEMBER 31
                                             1996               1995
                                         -----------------------------
Covenant not to compete                  $ 1,481,000       $ 1,325,000
Deferred acquisition expenses              2,595,271           953,441
Pre-sold advertising contracts               103,642           103,642
Network affiliation agreement                303,169           260,000
Other                                        267,728            14,516
                                         -----------------------------
                                           4,750,810         2,656,599
Less accumulated amortization             (1,786,189)         (895,293)
                                         -----------------------------
Other intangible assets, net             $ 2,964,621       $ 1,761,306
                                         =============================


Amortization of the aforementioned intangible assets included as a charge to income amounted to $890,896 for 1996, $506,447 for 1995 and $817,087 for 1994.
Amortization of FCC licenses and goodwill amounted to $1,168,515 for 1996, $588,149 for 1995 and $559,304 in 1994.

                     Commodore Media, Inc. and Subsidiaries

5. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                                 DECEMBER 31
                                                                                           1996               1995
                                                                                        ------------------------------
Senior Credit Facility--AT&T Commercial Finance Corporation,
  collateralized by assets and capital stock of all subsidiaries,
  interest at 3.5% over LIBOR, due December 31, 2002                                    $ 24,700,000       $      --
Senior Subordinated Notes due 2003, $76,808,000
  principal, net of unamortized discount of $7,020,726
  at December 31, 1996 and $10,546,661 at December 31,
  1995                                                                                    69,787,274        66,261,339
                                                                                        ------------------------------
Total debt                                                                                94,487,274        66,261,339
Less current maturities                                                                   (3,750,000)             --
                                                                                        ------------------------------
Long-term debt                                                                          $ 90,737,274       $66,261,339
                                                                                        ==============================


AT&T SENIOR CREDIT FACILITY

On March 13, 1996, the Company entered into a Senior Credit Facility with AT&T Commercial Finance Corporation ("AT&T") pursuant to which AT&T will make available to the Company senior secured (i) revolving loans in an amount up to $30,000,000 and (ii) accounts receivable loans in an amount which shall be the lesser of (a) $5,000,000 or (b) 85% of the net book value of the accounts receivable of the Company (the "Senior Credit Facility"). The indebtedness to AT&T is collateralized by the tangible and intangible assets and the capital stock of all the Company's subsidiaries. Interest is payable monthly at a rate of 3.5% over LIBOR (9.09% at December 31, 1996) and principal amortization of the revolving loans and accounts receivable loans begins June 1, 1998 and November 30, 1997, respectively. At December 31, 1996, the Company had additional available borrowings under the revolving and accounts receivable loans of approximately $9,000,000 and $1,300,000, respectively. The Company pays a commitment fee of .25% every six months on the unused commitment.

                     Commodore Media, Inc. and Subsidiaries

SENIOR SUBORDINATED NOTES

The Senior Subordinated Notes bear cash interest at a rate of 7-1/2% per annum on the principal amount until May 1, 1998 then at a rate of 13-1/4% per annum until maturity, with interest payment dates on May 1 and November 1. The notes may be redeemed at the option of the Company at any time on or after May 1, 1999 at redemption prices specified in the indenture. The terms of the Senior Subordinated Notes contain various covenants for the benefit of the holders that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends and make certain investments. The notes, excluding the notes that were held for the benefit of the former President (see
Note 10), were issued with detachable warrants to purchase 75,500 shares of Class A Common Stock at an exercise price of $.01 per warrant. The warrant holders at the time of the merger received $140 in cash for each warrant. The Company estimated the fair market value of the warrants to be $2,000,000 as of the date of issuance and allocated this amount out of the net proceeds of the debt offering to paid-in capital.

Aggregate maturities of long-term debt due within the next five years ending December 31 are as follows:


    1997                                           $    3,750,000
    1998                                                        -
    1999                                                        -
    2000                                                1,825,000
    2001                                                5,625,000
    Thereafter                                         83,287,274
                                                  ---------------
                                                  $    94,487,274
                                                  ===============

In connection with the Recapitalization Transactions, the Company wrote off the balance of the unamortized deferred financing costs on its retired debt of $443,521. Inasmuch as the Company has no current federal taxable income and has fully reserved for its net deferred tax assets, there was no tax effect attributable to this extraordinary item.

                     Commodore Media, Inc. and Subsidiaries

6. PREFERRED STOCK

SENIOR EXCHANGEABLE REDEEMABLE PREFERRED STOCK

On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC ("CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share, of the Company in such amounts as the Company requested (the "Preferred Stock Facility"). In connection with the Stamford Acquisition on May 30, 1996 and the Florida Acquisition on May 31, 1996 (see Note 7), the Company issued 5,700 shares and 4,300 shares, respectively, of Preferred Stock for an aggregate purchase price of $10,000,000. The Preferred Stock accrued cash dividends at the rate of 8% per annum and was redeemed, including accrued dividends, in connection with the merger on October 16, 1996. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund a warrant to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which were valued in the aggregate at the date of issue at $981,500. This warrant was redeemed in connection with the merger for $140 per share less the exercise price.

8.87% CUMULATIVE REDEEMABLE PREFERRED STOCK

On December 28, 1993, RFP, a related entity (see Note 11), converted $7,723,000 of outstanding debt and accrued interest into 10,000 shares of the Company's newly issued 8.87% cumulative redeemable preferred stock ("Redeemable Preferred Stock"). The Company redeemed all outstanding shares of the preferred stock as part of the Recapitalization Transactions on April 21, 1995; the total liquidation value as of the date of redemption was $8,665,835 which included $942,835 in accumulated dividends.

7. ACQUISITIONS OF BUSINESSES AND JOINT OPERATING AGREEMENTS

PENDING ACQUISITIONS

On September 26, 1996, the Company entered into an Asset Purchase Agreement with Indian River Shores Partners, L.C. to purchase certain defined assets of radio station WOSN-FM located in the Fort Pierce-Stuart-Vero Beach, Florida market for a total purchase price of

                     Commodore Media, Inc. and Subsidiaries

7. ACQUISITIONS OF BUSINESSES AND JOINT OPERATING AGREEMENTS (CONTINUED)

$1,600,000. The Company anticipates that this transaction will close in the first quarter of 1997 with funding provided by available revolving credit borrowings under the AT&T Senior Credit Agreement.

CONSUMMATED ACQUISITIONS

On October 16, 1996, the Company purchased certain defined assets of radio stations WKEE-FM and WKEE-AM in Huntington, West Virginia, WZZW-AM in Milton, West Virginia, WBVB-FM in Coal Grove, Ohio and WIRO-AM in Ironton, Ohio from Adventure Communications, Inc. for $7,765,000 and certain defined assets of WFXN-FM in Milton, West Virginia and WMLV-FM in Ironton, Ohio for $4,235,000 (collectively, the "Huntington Acquisition"). The transactions were funded with borrowings from the AT&T Senior Credit Facility and with a capital contribution from Capstar. The Company operated these stations under an LMA agreement effective April 1996 until the purchase date. In addition, the Company has an option to purchase WHRD-AM in Huntington, West Virginia and operates the station under an LMA arrangement.

On May 31, 1996, the Company purchased certain defined assets of radio stations WBBE-FM (formerly WKQS-FM), WAVW-FM and WAXE-AM in the Fort Pierce-Stuart-Vero Beach, Florida market from Media VI for $8,000,000 (the "Florida Acquisition"). The transaction was funded with borrowings from the AT&T Senior Credit Facility and funds from the Preferred Stock Facility. The Company operated these stations under a Joint Sales Agreement from February 1996 until the purchase date.

On May 30, 1996, the Company purchased certain defined assets of radio stations WKHL-FM and WSTC-AM in Stamford, Connecticut from Q Broadcasting, Inc. for $9,500,000 (the "Stamford Acquisition"). The transaction was financed with borrowings from the AT&T Senior Credit Facility and funds from the Preferred Stock Facility.

On March 27, 1996, the Company purchased (i) certain defined assets of radio stations WZZN-FM in Mount Kisco, New York, WAXB-FM in Patterson, New York and WPUT-AM in Brewster, New York from Hudson Valley Growth, L.P. for $4,950,000 and (ii) all of the issued and outstanding common stock of Danbury Broadcasting, Inc., owner of WRKI-FM, and WINE-AM in Brookfield, Connecticut, plus certain real property for $9,950,000.

                     Commodore Media, Inc. and Subsidiaries

7. ACQUISITIONS OF BUSINESSES AND JOINT OPERATING AGREEMENTS (CONTINUED)

The transaction was financed with the Company's existing cash and borrowings under its senior credit facility with AT&T. The Company operated these stations under LMA agreements from October 1995 until the purchase date.

On June 27, 1995, the Company purchased the assets (excluding cash and accounts receivable) and broadcasting license of radio broadcast station WQOL-FM in Vero Beach, Florida (Treasure Coast Acquisition) for a total purchase price of $3,150,000.

On December 28, 1993, the Company purchased the assets (excluding cash and accounts receivable) and broadcasting license of radio broadcast station WZZO-FM in Allentown, Pennsylvania, for a total purchase price of $9,375,000.

All of the transactions described above were accounted for under the purchase method of accounting. The total purchase price of the transactions described above, of approximately $56.9 million has been allocated as follows: (1) approximately $7,700,000 to property, plant and equipment, (2) approximately $50,900,000 to FCC licenses and goodwill and other intangible assets and (3) approximately $1,700,000 to deferred income taxes. Unaudited pro forma results of operations for the Company as if the aforementioned acquisitions had been consummated on January 1, 1995 are as follows (in thousands):


                                              1996           1995
                                            -----------------------
Net revenue                                 $ 44,474       $ 42,467
Net loss before extraordinary item           (18,540)        (3,756)
Net loss                                     (18,540)        (4,199)

                     Commodore Media, Inc. and Subsidiaries

7. ACQUISITIONS OF BUSINESSES AND JOINT OPERATING AGREEMENTS (CONTINUED)

LOCAL MARKETING AND JOINT SALES AGREEMENTS

The Company has entered into various Local Marketing Agreements ("LMA") and Joint Sales Agreements ("JSA"). While each agreement is unique in its terms and conditions, generally under an LMA and JSA the brokering station purchases substantially all of the commercial time available on the brokered station and provides promotional and sales related services. Under an LMA, the brokering station may also provide the programming; a JSA requires the licensee to continue all of the programming. The brokering station pays a fee to the brokered station for the services provided based upon a flat monthly amount, and/or an amount contingent on the net revenue or profit as calculated in the agreement. As the brokering station, the Company currently has LMAs or JSAs with WKAP-AM, Allentown, PA, WPAW-FM, Vero Beach, FL and WHRD-AM in Huntington, WV. The Company has an option to purchase WPAW-FM for $1,200,000 which it may exercise during the 29 month period beginning August 1995 and an option to purchase WHRD-AM for $5,000. The Company has also operated various stations that were under contract to purchase under LMA or JSA agreements (see Note 7).

8. INCOME TAXES

The Company has recorded a provision for income taxes as follows:


                                    YEAR ENDED DECEMBER 31
                               1996           1995         1994
                             ------------------------------------
Current:
   Federal                   $   --        $   --        $ 70,400
   State and local            132,476       140,634       229,600
Deferred:
   Federal                       --            --            --
   State and local               --            --            --
                             ------------------------------------
Total                        $132,476      $140,634      $300,000
                             ====================================

                     Commodore Media, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

The Company did not record a federal tax benefit on the taxable loss for the years ended December 31, 1996 and 1995 since it was not assured that it could realize a benefit for such loss in the future. During 1994, the Company utilized approximately $2,500,000 of Federal net operating losses to offset current taxable income. Since the valuation allowance remained at 100% at the end of the year, there was no deferred tax effect on 1994 earnings. The Company recorded a provision for federal alternative minimum tax in 1994 because net operating loss carryforwards may be used to offset only 90% of a corporation's alternative minimum taxable income.

The Company received Internal Revenue Service approval and changed its tax method of accounting for FCC licenses for the tax year ended December 31, 1995. The aggregate amount of cumulative amortization that will be deductible ratably over six taxable years for tax purposes is approximately $12,130,000.

The reconciliation of income tax computed at the U.S. federal statutory rates to effective income tax expense is as follows:


                                                              YEAR ENDED DECEMBER 31
                                                      1996             1995            1994
                                                  -------------------------------------------
Provision (benefit) at statutory rate             $(6,221,415)      $(734,695)      $ (79,400)
State and local taxes                                 132,476         140,634         229,600
Nondeductible expense                                  42,700           8,286          36,575
Increase in valuation allowance, net of
   rate changes                                     6,178,715         726,409          42,825
Alternative minimum tax                                  --              --            70,400
                                                  -------------------------------------------
Total                                             $   132,476       $ 140,634       $ 300,000
                                                  ===========================================

                     Commodore Media, Inc. and Subsidiaries

8. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences were as follows:


                                                                   DECEMBER 31
                                                             1996               1995
                                                        --------------------------------
Deferred tax assets:
   Allowance for bad debts                              $    370,800       $    312,100
   Deferred compensation                                     126,400          1,244,100
   Unamortized discount on Senior
      Subordinated Notes                                   3,015,500            959,200
   Intangibles                                                  --              290,300
   Depreciation                                                 --               76,460
   Other                                                      78,200               --
   Net operating loss carryforwards                       21,679,700         12,405,800
                                                        --------------------------------
Total deferred tax assets                                 25,270,600         15,287,960

Deferred tax liabilities:
   Intangibles                                            (4,920,900)              --
   Depreciation                                             (516,500)          (537,260)
   Other                                                        --               (4,800)
                                                        --------------------------------
Total deferred tax liabilities                            (5,437,400)          (542,060)
                                                        --------------------------------

Net deferred tax asset                                    19,833,200         14,745,900
Less valuation allowance                                 (21,533,200)       (14,745,900)

                                                        --------------------------------
Net deferred tax liability, net of allowance            $ (1,700,000)      $       --
                                                        ================================

                     Commodore Media, Inc. and Subsidiaries

The Company has provided a valuation allowance equivalent to its net deferred tax asset in 1996, 1995 and 1994 as the past history of the Company makes the realization of taxable income in the future years uncertain. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $52,100,000 for federal purposes that expire in the years 1999 through 2011, and $36,200,000 for state purposes that expire in the years 1997 to 2011. The Company also has available as of December 31, 1996 $6,065,000 of carryforward deductions related to the change in accounting for FCC licenses that will be deductible in the tax years 1997 to 1999. As a result of the merger transaction described in Note 1, the Company's net operating loss deduction will be subject to an annual limitation under the Internal Revenue Code Section 382.

9. COMMITMENTS

LEASE COMMITMENTS

The principal types of property leased by the Company and its subsidiaries are office space, tower, real estate related to tower sites, office equipment and transmitting equipment.

Total rent expense for the Company was approximately $548,000, $332,000 and $306,400 for the years ended December 31, 1996, 1995 and 1994, respectively.

The minimum rental commitments of the Company, under all noncancellable operating leases, are set forth below:


                                                          AMOUNT
                                                      -------------
Year:
   1997                                               $     526,183
   1998                                                     499,447
   1999                                                     422,837
   2000                                                     232,872
   2001                                                     233,691
Thereafter                                                  682,209
                                                      -------------
Total minimum lease payments                          $   2,597,239
                                                      =============

                     Commodore Media, Inc. and Subsidiaries

9. COMMITMENTS (CONTINUED)

OTHER COMMITMENTS

The Company has employment agreements with key executives under which the executives are paid a base salary and annual incentives based on broadcast cash flow and EBITDA, as defined in the agreements.

10. LONG-TERM INCENTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS

On January 1, 1994, the Company entered into an agreement with Mr. Bruce A. Friedman its President and Chief Executive Officer under which he would be employed in that capacity through 1996 and provided for annual salary requirements and bonuses, and a Long-Term Incentive Payment ("LTIP"). The LTIP was based on a formula derived from the Company's net equity value, as defined. A fair value amount of $1,750,000 was charged to income as long-term incentive compensation in 1994 relating to the LTIP. On April 21, 1995, Mr. Friedman's employment agreement was amended and restated. In lieu of the LTIP, the Company paid Mr. Friedman $1,500,000 in cash, issued $1,308,000 principal ($1,125,000 net of discount) of the Company's Senior Subordinated Notes to a trust for his benefit and agreed to provide $1,500,000 in deferred compensation which accrued interest at a rate of 7% and was payable in 2003. The Company recorded the deferred compensation on April 21, 1995 at its calculated net present value of $921,000. The aggregate effect of the employment agreement restructuring was to charge $1,817,750 to long-term incentive compensation expense during 1995. In addition, Mr. Friedman's amended employment agreement extended his date of employment through April 30, 1998, granted stock options to him to acquire 28,313 shares of Class A Common Stock at an exercise price of $45 per share and provided for annual bonuses based upon specific operating results of the Company.

On April 21, 1995, the Company amended its existing employment agreement with Mr. James T. Shea, its Chief Operating Officer. The prior employment agreement provided for a long-term incentive based upon the increase in certain station values. As of December 31, 1994, $430,000 had been accrued as long-term incentive compensation. The amended employment agreement provided for a cash payment of $400,000 on April 21, 1995 and deferred compensation of $346,000 which accrued interest at a rate of 7% and was payable in 2003. The Company recorded the deferred compensation on April 21, 1995 at its calculated net present value of $213,000. The aggregate effect of the employment agreement restructuring was to charge $188,800 to long-term incentive compensation expense during

                     Commodore Media, Inc. and Subsidiaries

10. LONG-TERM INCENTIVE COMPENSATION AND EMPLOYMENT AGREEMENTS (CONTINUED)

1995. In addition, the amended employment agreement extended the date of employment through April 30, 1999, granted stock options to acquire 28,313 shares of Class A Common Stock at an exercise price of $45 per share and provided for annual bonuses based upon specific operating results of the Company.

As a result of the merger and the change of control effected thereby, the Company was obligated to satisfy the existing deferred compensation and employment agreements with its President and Chief Executive Officer and its deferred compensation agreement with its Chief Operating Officer, resulting in an additional charge to operations of approximately $1.1 million. Furthermore, all stock options for the aforementioned officers, as well as for all holders, were redeemed at $140 per share, less the exercise price of $45 per share at the time of the merger. The Company's President and Chief Executive Officer resigned his position effective October 16, 1996 as required by the Merger Agreement. Mr. James T. Shea was appointed as President on October 16, 1996.

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996 and 1995, the Company paid the former majority stockholder a salary of approximately $185,500 and $175,000, respectively. In addition, the former majority stockholder repaid an outstanding loan of $182,988, of which $65,488 was advanced in the year ended December 31, 1995; the former majority stockholder owed the Company $117,500 as of December 31, 1994 which was reflected in other current assets.

During May 1995, the Company loaned approximately $250,000 to certain executive officers as evidenced by 7% promissory notes that mature in 2001, with all accrued interest and principal due on the maturity date. The total amount owed to the Company at December 31, 1995 is $261,329, which is included in noncurrent assets. These loans plus all accrued interest were repaid in October 1996.

In connection with the debt restructuring described above, on December 28, 1993, the Company granted a warrant to an affiliate to purchase 4.99% of its common stock at an exercise price of $100, on a fully diluted basis. The warrant was exercised during 1995.

                     Commodore Media, Inc. and Subsidiaries

12. STOCK OPTION AND 401(k) PLANS

On April 21, 1995, the Company adopted a stock option plan which provides for the granting of incentive stock options and nonqualified stock options to executives and key employees (the "Plan"). The options were exercisable at a price equal to the fair market value on the date of grant. On October 16, 1996, all outstanding options were redeemed at $140 per share less their exercise price of $45 per option.

The following table summarizes the Plan's transactions for the years ended December 31, 1996 and 1995:


                                                       1996          1995
                                                  -----------------------
Outstanding options, beginning of year               96,670          --
Granted                                              35,455        96,670
Cancelled or expired                                   --            --
Exercised                                          (132,125)         --
                                                  -----------------------
Outstanding options, end of year                       --          96,670
                                                  =======================

Average price of options exercised                $      45       $  --
Weighted average exercise price, end of year      $    --         $    45
Options exercisable, end of year                       --          96,670
Options available for future grant                     --          35,455

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for its Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for awards under the Plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123 ("FASB No. 123"), Accounting for Stock-Based Compensation, the Company's net loss would have been decreased by $11,520,499 and increased by $176,225 for the years ended December 31, 1996 and 1995, respectively, using the minimum valuation method option-pricing model with the following assumptions: dividend yield of 0.00%, risk-free interest rate of 6.64% and an expected life of four years. For purposes of FASB No. 123

                     Commodore Media, Inc. and Subsidiaries

12. STOCK OPTION AND 401(k) PLANS (CONTINUED)

pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Therefore, the impact on pro forma results of operations in 1996 and 1995 may not be representative of the impact in future periods should additional options be granted.

During 1995, the Company established a 401(K) Plan for the benefit of all eligible employees. Eligible participants under this plan are defined as all full-time employees with one year of service. All eligible participants may elect to contribute a portion of their compensation to the plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the plan, subject to board approval; no contributions were made during the plan years ended December 31, 1996 and 1995.

13. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings from time to time in the normal course of business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

14. SUBSEQUENT EVENTS (UNAUDITED)

CONSUMMATED ACQUISITION

In February 1997, the Company acquired Osborn Communications Corporation ("Osborn") and will complete certain pending acquisitions of Osborn for a purchase price of $127.7 million, including the repayment of outstanding indebtedness of Osborn. The purchase price includes $113.0 million for the 18 stations that were owned and operated or to which services were provided by Osborn and $25.7 million for the purchase of five radio stations in Huntsville and Tuscaloosa, Alabama (the "Osborn Add-on Acquisitions") and excludes $11.0 million to be received by the Company upon the disposition of three radio stations in Ft. Myers, Florida (the "Osborn Disposition"). The Osborn Acquisition was funded from the proceeds of the issuance of the Company's common stock to Capstar for an aggregate purchase price of $157,400,000. The Osborn Add-on Acquisitions are expected to close in April and May 1997 and the Osborn Disposition is expected to close in April 1997.

                     Commodore Media, Inc. and Subsidiaries

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

PENDING ACQUISITIONS

In September 1996, the Company agreed to acquire substantially all the assets of Indian River Shores Partners, L.C. ("Indian River") used in the operation of Indian River's FM radio station in the Ft. Pierce-Stuart-Vero Beach, Florida market (the "Indian River Acquisition"). The purchase price of the Indian River Acquisition will equal approximately $1.6 million payable in cash.

In October 1996, a subsidiary of Capstar ("Capstar-Florida"), agreed to acquire substantially all of the assets of City Broadcasting Co., Inc. ("City") (the "City Acquisition"). The purchase price of the acquisition will equal approximately $3.0 million payable in cash. City owns and operates two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market.

In October 1996, Capstar-Florida agreed to acquire substantially all of the assets of EZY Com, Inc. ("EZY") (the "EZY Acquisition"). The purchase price of the acquisition will equal approximately $5.0 million payable in cash. EZY owns and operates two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market.

In October 1996, Capstar-Florida agreed to acquire substantially all of the assets of Roper Broadcasting, Inc. ("Roper") (the "Roper Acquisition" and collectively with the City Acquisition and the EZY Acquisition, the "Space Coast Acquisitions"). The purchase price of the acquisition will equal approximately $4.0 million payable in cash. Roper owns and operates one FM radio station in the Melbourne-Titusville-Cocoa, Florida market.

The Company anticipates that the Capstar-Florida Acquisitions will be consummated in April 1997, immediately prior to which the acquisition agreement for each of the Space Coast Acquisitions will be assigned to the Company.

                     Commodore Media, Inc. and Subsidiaries

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

Under the terms of several acquisition agreements, each dated December 1996, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") will become an indirect wholly-owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). The purchase price of the Benchmark Acquisition will equal approximately $173.4 million. Benchmark owns and operates 27 radio stations (17 FM and 10 AM), has agreed to acquire two radio stations in the Montgomery, Alabama market (the "Benchmark Montgomery Acquisition"). Those stations are located in 11 markets in the Southeastern United States, including Dover, Delaware; Salisbury-Ocean City, Maryland; Montgomery, Alabama; Shreveport, Louisiana; Jackson, Mississippi; Statesville, North Carolina; Columbia, South Carolina; Greenville, South Carolina; Roanoke, Lynchburg and Winchester, Virginia markets. The Company anticipates that the Benchmark Acquisition will be consummated in June 1997.

The obligation of Benchmark to consummate the Benchmark Acquisition is subject to Federal Communication Commission (" FCC") approval.

In November 1996, Benchmark agreed to acquire substantially all of the assets of Capital Communications utilized in the operations of Capital Communications' three FM radio stations in the Montgomery, Alabama market. The purchase price of the Benchmark Montgomery Acquisition will equal approximately $19.9 million payable in cash by Benchmark. An affiliate of Capstar will loan Benchmark sufficient funds to consummate the Benchmark Montgomery Acquisition.

                     Commodore Media, Inc. and Subsidiaries

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

In December 1996, a subsidiary of Capstar ("Pacific Star"), agreed to acquire substantially all of the assets of Community Pacific (the "Community Pacific Acquisition"). The purchase price of the Community Pacific Acquisition will equal approximately $35.0 million payable in cash. Community Pacific owns and operates 11 radio stations (six FM and five AM) in four markets located in Anchorage, Alaska, Modesto and Stockton, California and Des Moines, Iowa. The Company anticipates that the Community Pacific Acquisition will be consummated in November 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

In January 1997, a subsidiary of Capstar ("Madison Acquisition Co.") agreed to acquire substantially all of the assets of The Madison Radio Group ("Madison") (the "Madison Acquisition"). The purchase price of the Madison Acquisition will equal approximately $38.8 million payable in cash. Madison owns and operates six radio stations (four FM and two AM) in Madison, Wisconsin. The acquisition is pending FCC approval. The Company anticipates that the Madison Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

In January 1997, Pacific Star agreed to acquire substantially all of the assets of Commonwealth (the "Commonwealth Acquisition"). The purchase price of the Commonwealth Acquisition will equal approximately $5.3 million payable in cash. Commonwealth owns and operates three radio stations (two FM and one AM) in Yuma, Arizona. The acquisition is pending FCC approval. The Company anticipates that the Commonwealth Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

In January 1997, Madison Acquisition Co. agreed to acquire substantially all of the assets of Cavalier Communications, L.P. ("Cavalier") (the "Cavalier Acquisition"). The purchase price of the Cavalier Acquisition will equal approximately $8.3 million payable in cash. Cavalier owns and operates five radio stations (four FM and one AM) in the Roanoke and Lynchburg, Virginia markets. The acquisition is pending FCC approval. The Company anticipates that the Cavalier Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

                     Commodore Media, Inc. and Subsidiaries

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

In February 1997, Pacific Star agreed to acquire substantially all of the assets of COMCO Broadcasting, Inc. ("COMCO") (the "COMCO Acquisition"). The purchase price of the COMCO Acquisition will equal approximately $6.7 million payable in cash. COMCO owns and operates six radio stations (four FM and two AM) in the Anchorage and Fairbanks, Alaska markets. The acquisition is pending FCC approval. The Company anticipates that the COMCO Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

Upon consummation of the Community Pacific Acquisition and the COMCO Acquisition, the Company will own and operate seven radio stations (four FM and three AM) in the Anchorage, Alaska market, which number exceeds the multiple station ownership limitations under the Communications Act. Accordingly, the Company has sought permission from the FCC to consummate both the Community Pacific Acquisition and the COMCO Acquisition provided that the Company agrees to sell radio station KASH-AM in Anchorage, Alaska within 18 months of the date on which the Community Pacific Acquisition is consummated. The Company would be in compliance with the ownership limitations of the Communications Act in the Anchorage, Alaska market once it disposes of KASH-AM. No assurances can be given that the FCC will grant permission to the Company to consummate both the Community Pacific Acquisition and the COMCO Acquisition and dispose of KASH-AM, or if the FCC grants such permission, that the Company will be able to sell KASH-AM.

In March 1997, WNOK Acquisition Company, Inc., a subsidiary of the Company, agreed to acquire substantially all of the assets of Emerald City Radio Partners, L.P. ("Emerald City") (the "Emerald City Acquisition"). The purchase price of the Emerald City Acquisition will equal approximately $14.9 million payable in cash. Emerald City owns and operates three radio stations (two FM and one AM) in the Columbia, South Carolina market. The acquisition is pending FCC approval. The Company anticipates that the Emerald City Acquisition will be consummated in October 1997.

                     Commodore Media, Inc. and Subsidiaries

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

Upon consummation of the Emerald City Acquisition, the Company would own and operate eight radio stations (five FM and three AM) in the Columbia, South Carolina market, which number exceeds the multiple station ownership limitations under the Communications Act. Accordingly, the Company expects to assign WNOK Acquisition Co.'s right to acquire two of Emerald City's radio stations on or before the date on which the Company acquires Emerald City's third radio station. No assurances can be given that the Company will be able to find another buyer to acquire such stations, or that if another buyer is found, the right to acquire such stations will be assigned to the other buyer on terms favorable to the Company.

POSSIBLE ACQUISITIONS

The Company has entered into four separate letters of intent to acquire substantially all of the assets of the respective potential sellers used or useful in the operations of each such seller's radio stations, each of which is subject to the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that, if entered into, the terms thereof will be favorable to the Company. The Company is also currently evaluating certain other potential acquisition opportunities.

                     Commodore Media, Inc. and Subsidiaries

14. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

REPAYMENT OF SENIOR CREDIT FACILITY

On February 20, 1997, in connection with Capstar's 12 3/4% Senior Discount Note Private Placement Offering, the company repaid its existing Senior Credit Facility with AT&T. This repayment resulted in an extraordinary charge of $1.3 million being recorded in the Company's consolidated statement of operations.

NEW CREDIT FACILITY

On February 20, 1997, the Company entered into a credit facility (the "New Credit Facility") with various banks and Bankers Trust Company, as administrative agent, which consists of a $50.0 million revolving loan facility. The indebtedness under the New Credit Facility is secured by a first priority perfected pledge of substantially all of Capstar's assets, including, without limitation, the capital stock of the subsidiaries of Capstar, and is guaranteed by Capstar and all of the direct and indirect subsidiaries of Capstar (other than the Company). Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. All loans outstanding under the New Credit Facility will mature in 2002. No balance was outstanding under the New Credit Facility as of March 20, 1997.

CREDIT AGREEMENT

In March 1997, the Company entered into a $13.5 million Credit Agreement with Emerald City (the "Credit Agreement"). In accordance with the Credit Agreement, the Company loaned Emerald City $13.5 million (the "Loan") which is to be repaid in two installments. The first installment is to be a payment of principal of the Loan equal to the purchase price under the Asset Purchase Agreement for the radio station WNOK-FM, together with any accrued and unpaid interest thereon, with the second installment to consist of the remaining principal balance of the Loan, together with any accrued and unpaid interest thereon, due and payable on the Maturity Date (as defined in the Credit Agreement).

                             COMMODORE MEDIA, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                Additions
                                                       ---------------------------      Deductions
                                         Balance at    Charged to      Charged to       ----------    Balance
                                         Beginning     Costs and         Other            Direct      at End
              Description                of Period     Expenses(1)     Accounts(2)      Write-Offs   of Period
              -----------               -----------    -----------     -----------      ----------   ----------

 Allowance for doubtful accounts          453,782         468,155             --         (389,706)    532,231
 12/31/94  . . . . . . . . . . . . .
 Allowance for doubtful accounts          532,231         556,137             --         (388,032)    700,336
 12/31/95  . . . . . . . . . . . . .
 Allowance for doubtful accounts          700,336         487,488             --         (325,547)    862,277
 10/16/96  . . . . . . . . . . . . .
 Allowance for doubtful accounts          862,277         105,670             --         (129,866)    838,081
 12/31/96  . . . . . . . . . . . . .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the name, age and position with the Company of each person who is a director and/or executive officer of the Company as of March 15, 1997:

                  NAME                     AGE                              POSITION
                  ----                     ---                              --------
 R. Steven Hicks                            47     Chairman of the Board and Chief Executive Officer
 James T. Shea, Jr.                         44     President
 Eric C. Neuman                             52     Vice President and Director
 William S. Banowsky, Jr.                   35     Vice President and Assistant Secretary
 Paul D. Stone                              36     Vice President and Assistant Secretary
 James J. Sullivan                          40     Chief Financial Officer, Treasurer and Secretary
 Frank D.  Osborn                           49     President and Chief Executive Officer of Osborn
 Thomas O. Hicks                            51     Director
 Lawrence D. Stuart, Jr.                    52     Director

          R. Steven Hicks has served as the Chairman of the Board, Chief Executive Officer and as a director of the Company since October 1996. Mr. Hicks has served as the Chairman of the Board, President, Chief Executive Officer and as a director of Capstar since its inception in October 1996. Mr. Hicks has also served as Chairman of the Board and Chief Executive Officer of GulfStar since January 1987. From November 1993 to May 1996, he was President and Chief Executive Officer of SFX, a publicly traded radio broadcasting company. Mr. Hicks is a 30-year veteran of the radio broadcasting industry, including 18 years as a station owner. Mr. Hicks is the brother of Thomas O. Hicks.

          James T. Shea, Jr. is President of the Company and has served in such position since October 1996. Mr. Shea joined the Company as the President of its MidAtlantic Region in March 1992. He joined Wilks-Schwartz as Vice President, General Manager, and Partner of WKRZ, Wilkes Barre, Pennsylvania in 1980, and became Vice President, General Manager and Partner of WQQQ/WEEX, Allentown, Pennsylvania in 1984, was promoted to Executive Vice President and Partner in 1986 and served in such capacity until 1992. Prior to serving as President of the Company, Mr. Shea served as Chief Operating Officer of the Company from January 1995 to October 1996.

          Eric C. Neuman has served as Vice President and as a director of the Company since October 1996. Mr. Neuman has served as Executive Vice President and as a director of Capstar since its inception in October 1996. Mr. Neuman has also served as an officer of Hicks Muse since 1993 and as a Senior Vice President thereof since 1996. Before joining Hicks Muse, Mr. Neuman served for eight years as Managing General Partner of Communications Partners, Ltd., a Dallas- based private investment firm. Mr. Neuman has served as a director of Chancellor Broadcasting Company since 1996.

          William S. Banowsky, Jr. has served as a Vice President and Assistant Secretary of the Company since February 10, 1997. Mr. Banowsky has served as an Executive Vice President and the General Counsel of Capstar since January 1997. Mr. Banowsky was an attorney with Snell, Banowsky & Trent, P.C., Dallas, Texas, for six years before joining Capstar. Prior to that time, he was an attorney for Johnson & Gibbs, P.C., Dallas, Texas, for four years.

          Paul D. Stone has served as a Vice President and Assistant Secretary of the Company since February 10, 1997. Mr. Stone has served as an Executive Vice President and the Chief Financial Officer of Capstar since January 1997. Mr. Stone was an Executive Vice President and the Chief Financial Officer of GulfStar from April 1996 until January 1997 at which time Mr. Stone resigned from such positions. Prior to January 1997, Mr. Stone was Vice President and

Controller of Hicks Muse for six years. He holds a Masters Degree in Accounting from the University of North Texas and is a Certified Public Accountant.

          James J. Sullivan is the Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Sullivan joined the Company in December of 1994. Prior to joining the Company, Mr. Sullivan was Vice President in charge of finance and operations for Screen Media Partners from 1990 to 1994. Before joining Screen Media Partners, Mr. Sullivan was the Senior Manager of Operations for Grant Tinker/Gannett East, Inc. from 1987 through 1989 and held various senior management positions in finance and production at NBC News from 1980 through 1987. Mr. Sullivan is a graduate of Fairfield University. Mr. Sullivan has tendered his resignation effective as of March 31, 1997. The Company expects to appoint Paul D. Stone as the Chief Financial Officer of the Company.

          Frank D. Osborn has been President and Chief Executive Officer of Osborn since Osborn's inception in 1984. He is Chairman of the Board of Fairmont Communications and is a member of the Board of Directors of Northstar Television Group. From 1983 to 1985, Osborn served as Senior Vice President/Radio for Price Communications Corporation. From 1981 to 1983, Mr. Osborn served as Vice President and General Manager of WYNY, NBC's New York FM radio station, and was Vice President of Finance and Administration of NBC Radio from 1977 to 1981.

          Thomas O. Hicks has been a director of the Company and Capstar since in October 1996. Thomas O. Hicks has been Chairman and Chief Executive Officer of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse, Thomas O. Hicks co-founded Hicks & Haas Incorporated in 1983 and served as its Co-Chairman and Co-Chief Executive Officer through 1989. Thomas O. Hicks also serves as a director of Chancellor Broadcasting Company, Berg Electronics Corp., Sybron International Corporation and Neodata Corporation. Thomas O. Hicks is the brother of R. Steven Hicks.

          Lawrence D. Stuart, Jr. has served as a director of the Company and Capstar since January 1997. Mr. Stuart has been a Managing Director and Principal of Hicks Muse since 1995. Prior to joining Hicks Muse, Mr. Stuart had served for over 20 years as the principal outside legal counsel for the investment firms and portfolio companies led by Thomas O. Hicks. From 1989 to 1995, Mr. Stuart was the Managing Partner of the Dallas office of Weil, Gotshal & Manges (a Limited Liability Partnership including Professional Corporations).

          All officers are elected until the next annual meeting of the Board of Directors or until their respective successors are chosen and qualified. Directors serve for a one year term or until their successors are elected.

ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth certain information concerning compensation paid or accrued in 1996, 1995 and 1994 to the Chief Executive Officers of the Company and the other most highly compensated executive officers of the Company for services rendered during the fiscal year ended December 31, 1996 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                                  -------------------------------
                                       Annual Compensation               Awards          Payouts
                                 ------------------------------   --------------------   --------
                                                          Other                 Securities
                                                          Annual   Restricted   Underlying               All Other
        Name and                                         Compensa-    Stock      Options/      LTIP      Compensa-
   Principal Position     Year    Salary($)    Bonus($)   tion($)    Awards($)   SARs(#)    Payouts($)   tion($)
 ----------------------   -----  --------      ------    ---------   --------   ---------   --------    ---------
 R. Steven Hicks . .      1996        --           --        --         --         --               --          --
   Chief Executive
   Officer                1995        --           --        --         --         --               --          --
   (since October 16,
   1996)                  1994        --           --        --         --         --               --          --

 Bruce A. Friedman .      1996   207,812           --   389,178(1)      --         --          739,000   3,412,495(2)
   President and Chief    1995   242,361      144,500     4,477         --         --        1,796,000          --
   Executive Officer
 (to October 16, 1996)    1994   200,000      300,000     6,428         --         --        1,750,000          --

 James T. Shea, Jr.       1996   262,500           --     6,000         --         --          170,000   3,412,495(2)
   President              1995   242,361      144,500    22,839         --         --          183,000          --
                          1994   200,000      184,000     1,582         --         --          430,000          --

 James J. Sullivan .      1996   163,333           --     5,006         --         --               --   1,409,530(2)
   Chief Financial
   Officer                1995   146,944       91,000     1,935         --         --               --          --
                          1994    11,667           --        --         --         --               --          --

 Frank D. Osborn . .      1996   387,000      300,000        --         --         --               --   1,778,375(3)
   President and Chief    1995   378,490      300,000        --         --       35,000             --      16,000(3)
   Executive Officer
   of Osborn              1994   366,995      100,000        --         --         --               --     116,000(3)

 Scott J. Bacherman(4)    1996   175,300           --        --         --         --               --   1,075,875(2)
                          1995   175,885       70,000        --         --         --               --          --
                          1994   138,000       20,000        --         --         --               --          --

 Jay Sterin(4) . . .      1996   170,000           --        --         --         --               --     850,060(2)
                          1995   168,000       40,000        --         --         --               --          --
                          1994   138,000       20,000        --         --         --               --          --

------------------------

(1) Includes approximately $375,000 paid to Bruce A. Friedman in connection with the acquisition of the Company by Capstar in settlement of the Company's future obligations to Mr. Friedman under the terms of his employment agreement.

(2) Represents for each executive officer the amount paid in connection with Capstar's acquisition of the Company in settlement of such executive officer's outstanding options to purchase shares of Common Stock. See "--Stock Option Plan."

(3) Frank D. Osborn became an executive officer of the Company upon consummation of the Osborn Acquisition in February 1997. Mr. Osborn's employment agreement with Osborn prior to the Osborn Acquisition provided that Osborn pay $16,000 annually into a retirement benefit arrangement for Mr. Osborn. Mr. Osborn elected to have such amount deposited into Osborn's Non-Qualified Deferred Compensation Plan. In 1996, Mr. Osborn also received $1,746,875 in compensation from the exercise of non-qualified stock options granted by Osborn and $15,500 from the exercise of incentive stock options granted by Osborn. In 1994, Mr. Osborn also received $100,000 to compensate him for salary increases that accrued under his previous employment agreement which would have expired in May 1995.

(4) Scott J. Bacherman and Jay Sterin were executive officers of the Company until consummation of Capstar's acquisition of the Company on October 16, 1996. Mr. Bacherman and Mr. Sterin continue to have duties similar to their duties prior to October 16, 1996.

STOCK OPTION PLAN

         1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "1995 Option Plan") became effective on April 21, 1995. The Company does not expect to grant any options under the 1995 Option Plan to purchase shares of Common Stock in the future. The Company anticipates that Capstar will grant options to purchase shares of Capstar Common Stock under Capstar's 1996 Stock Option Plan ("Capstar Option Plan") to attract and retain qualified personnel and to provide additional incentives to executive and other key employees of the Company. In connection with Capstar's acquisition of the Company, all outstanding options to purchase shares ("Option Shares") of the Company's Common Stock under the 1995 Option Plan were settled for consideration equal to $140 per Option Share minus the exercise price per Option Share, less any applicable withholding taxes.

OPTION GRANTS IN 1996

         The following table sets forth certain information concerning stock option grants during the year ended December 31, 1996 to the Named Executive Officers pursuant to the 1995 Option Plan.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                 Individual Grants
                                --------------------------------------------------

                                                                                       Potential Realizable
                                                                                       Value At Assumed
                                               Percent                                 Annual Rates
                                 Number of    of Total                                 of Stock Price
                                Securities     Options                                 Appreciation
                                Underlying   Granted to     Exercise                   for Option Term (1)
                                  Options     Employees      Price      Expiration   -----------------------
             Name               Granted(#)   in 1996(%)    Per Share     Date(1)        5%($)       10%($)
             ----               ----------   ----------   -----------   ----------   ----------   ----------
 R. Steven Hicks . . . . .          --           --            --           --           --           --

 Bruce A. Friedman . . . .           7,608       21.46%        $45.00       --           --           --

 James T. Shea, Jr.  . . .           7,608       21.46%        $45.00       --           --           --

 James J. Sullivan . . . .           4,249       11.98%        $45.00       --           --           --

 Frank D.  Osborn  . . . .          --           --            --           --           --           --

 Scott J. Bacherman  . . .          --           --            --           --           --           --

 Jay Sterin  . . . . . . .           1,398        3.94%        $45.00       --           --           --

-------------------------
(1) In connection with Capstar's acquisition of the Company, all outstanding Option Shares were settled for consideration equal to $140 per Option Share minus the exercise price per Option Share, less any applicable withholding taxes.

OPTION EXERCISES IN 1996

         The following table sets forth certain information (i) with respect to the number of shares of Common Stock issued upon exercises of options by the Named Executive Officers during the fiscal year ended December 31, 1996 and
(ii) with respect to the unexercised options granted under the 1995 Option Plan held by the Named Executive Officers at December 31, 1996.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                            AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities
                                                      Underlying Unexercised       Value of Unexercised
                             Shares                     Options                  In-the-Money Options at
                            Acquired                   at December 31, 1996         December 31, 1996
                               on        Value      --------------------------   ------------------------
           Name            Exercise    Realized($)  Exercisable    Unexercisable  Exercisable  Unexercisable
 -----------------------   ---------   ----------   ------------   -------------  -----------  -------------
 R. Steven Hicks . . .          --           --            --            --           --            --
 Bruce A. Friedman(1)       35,921    3,412,495            --            --           --            --
 James T. Shea, Jr.(1)      35,921    3,412,495            --            --           --            --
 James J. Sullivan(1)       15,574    1,479,530            --            --           --            --
 Frank D. Osborn(2)  .     174,167    1,762,375         9,667        23,333       76,273(2)    184,097(2)
 Scott J. Bacherman(1)      11,325    1,075,875            --            --           --            --
 Jay Sterin(1) . . . .       8,948      850,060            --            --           --            --

----------------------
(1) In connection with Capstar's acquisition of the Company, all outstanding Option Shares were settled for consideration equal to $140 per Option Share minus the exercise price per Option Share, less any applicable withholding taxes.

(2) Reflects options to acquire shares of common stock of Osborn. The value realized on shares of common stock acquired on exercise of such options reflects an exercise price of $14.75 per share. The value of unexercised in-the-money options reflects gains on outstanding options based on the December 31, 1996 closing trade price of the common stock of Osborn of $14.89. In connection with the Osborn Acquisition, all outstanding shares of common stock of Osborn were canceled in exchange for $15.375 per share and all outstanding options were settled for consideration equal to $15.375 per option share minus the exercise price per option share, less any applicable withholding taxes.

DIRECTORS COMPENSATION

         Directors of the Company do not presently receive compensation for their services as directors. Directors of the Company are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

         In 1996, each non-employee director of the Company received $1,000 for each Board meeting which they attended. In addition, Daniel H. Stern, a non-employee director, received 1,053 Option Shares during 1996 (with a net value of $100,035) for his services as a director of the Company until Mr. Stern's resignation on October 16, 1996 in connection with Capstar's acquisition of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not currently have a compensation committee. During 1996, the Board of Directors established the compensation of the Company's executive officers, the members of which, at the time that compensation decisions were made, were Bruce A. Friedman (the Company's former President and Chief Executive Officer), Susan L. Burden (the Company's former Secretary and Treasurer) and Daniel H. Stern.

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

         James T. Shea, Jr. Employment Agreement. The Company and Capstar have entered into an employment agreement with James T. Shea, Jr. pursuant to which Mr. Shea serves as the President of the Company. Mr. Shea's employment agreement terminates on April 30, 1999. Mr. Shea's current base salary is $275,625, which increases at the beginning of each calendar year by an amount which shall not be less than five percent of his then current base salary. Mr. Shea is also entitled to receive annual bonuses as the Board of Directors of the Company may determine, provided that the bonus shall not be more than $150,000. In addition, the employment agreement provides for an automobile allowance, participation in the retirement, savings, and welfare benefit plans of the Company, a life insurance policy of $650,000 and stock options to purchase 720,880 shares of Capstar Common Stock at $1.00 per share under the Capstar Option Plan (which stock options were granted in 1996). If the Company terminates Mr. Shea's employment for cause, the Company is obligated to pay Mr. Shea's then accrued base salary, reimbursable expenses, and any other compensation then due and owing. In addition, the Company must continue to fund Mr. Shea's life insurance policy. If the employment agreement is terminated due to death or disability, without cause or by Mr. Shea for good reason, Mr. Shea will be entitled to (i) the continuation of his annual base salary, as then in effect, for a period equal to (A) if the termination date occurs after April 21, 1998 but prior to April 30, 1999, a 12-month period commencing on the termination date or (B) if the termination date occurs on or prior to April 21, 1998, the lesser of (x) a 24-month period commencing on the termination date and (y) the period starting on the termination date and ending on April 30, 1999, (ii) a pro rata amount of his annual bonus, (iii) any annual base salary and annual bonus then accrued but not yet paid, (iv) the continuation of his welfare benefits for a period equal to (A) if the termination date occurs after April 21, 1998 but prior to April 30, 1999, a 12-month period commencing on the termination date or (B) if the termination date occurs on or prior to April 21, 1998, the lesser of (x) a 24-month period commencing on the termination date and (y) the period starting on the termination date and ending on April 30, 1999, (v) the continuation of his life insurance policy, (vi) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs, (vii) reimbursement for certain expenses incurred as of the termination date but not yet paid as of the date of termination and (viii) any other rights afforded to him under other written agreements between Mr. Shea and Capstar.

         Frank D. Osborn Employment Agreement. Upon consummation of the Osborn Acquisition, Osborn entered into an employment agreement with Frank D. Osborn pursuant to which Mr. Osborn will continue to serve as the President and Chief Executive Officer of Osborn. Mr. Osborn's employment agreement will terminate on February 20, 2002. Mr. Osborn's base salary will be $375,000, and commencing on January 1, 1998, and on each subsequent January 1, his base salary will be adjusted to reflect the annual increase in the Consumer Price Index during the preceding year. In addition, Mr. Osborn will be entitled to a guaranteed bonus of $25,000 per month for a period of 60 months after the date of the agreement and an annual bonus as determined by Osborn's Board of Directors. Further, Mr. Osborn will be granted non- qualified stock options for 1,500,000 shares of Capstar Common Stock. Except as otherwise provided in the employment agreement or in the Capstar Option Plan, the stock options will vest with respect to 20.0% of the shares of Capstar Common Stock subject thereto on the first anniversary of the date of grant, and 1/60th of such shares shall vest on the last day of each calendar month thereafter. If Mr. Osborn's employment is terminated by Osborn for cause or by Mr. Osborn for other than good reason, Osborn is obligated to pay all accrued obligations and other benefits to Mr. Osborn. If the employment agreement is terminated by Osborn other than for cause or disability or by Mr. Osborn for good reason, Osborn must pay Mr. Osborn (i) all accrued obligations under the agreement,
(ii) in regular installments (A) if the remainder of the employment period is 24 months or less, Mr. Osborn's then current salary for the remainder of the employment period, (B) if the remainder of the employment period is more than 24 months but less than 36 months, twice the sum of Mr. Osborn's then current salary, plus Mr. Osborn's then current salary for a period of 12 months after the 24 months have expired from the termination date, and (iii) the guaranteed bonus as if Mr. Osborn's employment had not been terminated. Mr. Osborn will also be entitled to participate in Osborn's employee medical benefit plan for 24 months following termination unless Osborn fails to achieve 60.0% of its annual budget for operating profit for the last calendar year ended prior to termination. In that case, Mr. Osborn will be entitled to participate in such plan for 12 months following termination.

         Scott J. Bacherman Employment Agreement. On April 21, 1995, the Company and Mr. Bacherman entered into an employment agreement that expires on April 30, 1999. The employment agreement provides for a base salary of $170,000 with annual increases in the base salary of an amount which shall not be less than 5% of the annual base salary in effect immediately prior to such increase. Mr. Bacherman's employment agreement provides for incentive compensation, as established by the President of the Company, based on the operating cash flow of certain stations in each calendar year with a potential target of $100,000.

         Jay Sterin Employment Agreement. Mr. Sterin currently has an employment agreement with the Company that expires on April 30, 1999. The employment agreement provides for a base salary of $158,000 with annual increases in the base salary of an amount which shall not be less than 5% of the annual base salary in effect immediately prior to such increase. Mr. Sterin's employment agreement provides for incentive compensation based on the operating cash flow of certain stations, with a maximum payout in each calendar year as established by the President of the Company, with a potential target of $60,000.

LIMITATIONS ON DIRECTORS AND OFFICERS LIABILITY

         The Company's Amended and Restated Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law, which specifies that a director of a company adopting such a provision will not be personally liable for monetary damages for breach of fiduciary duty as a director, except for the liability (i) for any breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director derived in imposer personal benefit.

         The Company's Amended and Restated Certificate of Incorporation provides for mandatory indemnification of directors and authorize indemnification for officers (and others) in such manner, under such circumstances and to the fullest extent permitted by the Delaware General Corporation Law, which generally authorizes indemnification as to all expenses incurred or imposed as a result of actions, suits or proceedings if the indemnified parties act in good faith and in a manner they reasonably believe to be in or not opposed to the best interests of the Company and the Amended and Restated Certificate of Incorporation provides the right to such expenses in advance of the final disposition of any such action, suit or proceeding. The Company believes that these provisions are necessary or useful to attract and retain qualified persons or directors.

         There is no pending litigation or proceeding involving a director or officer as to which indemnification is being sought.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Company is a wholly-owned subsidiary of Capstar. As of March 15, 1997, Capstar owned 249,847,909 shares of Common Stock, which represented all of the Common Stock issued and outstanding on such date. The principal executive offices of Capstar are located at 600 Congress Avenue, Suite 1400, Austin, Texas 78701.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On February 20, 1997, Capstar purchased 143,090,909 shares of Common Stock for an aggregate purchase price of $157.4 million paid in cash. The Company used the proceeds of such stock purchase to repay in full the Company's borrowings under the $35.0 million senior secured credit facility (the "AT&T Credit Facility") made available by AT&T Commercial Finance Corporation to CHI and to finance the Osborn Acquisition.

          During May 1995, the Company advanced $100,160 as a loan to Bruce A. Friedman, the former President and Chief Executive Officer of the Company. The principal and interest on such loan were repaid in full in connection with the acquisition of the Company by Capstar in October 1996. The Company has no current intention of making additional loans to employees, executive officers and/or affiliates. If the Company does make additional loans in the future, the terms thereof will be determined by the Board of Directors with respect to executive officers and affiliates, and by the Chief Executive Officer with respect to employees, each acting in the best interest of the Company. Such determinations will be made based upon the likelihood of repayment and the value of such employee, executive officer or affiliate to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)    CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

          Report of Independent Auditors

          Consolidated Balance Sheets at December 31, 1996 and 1995
             Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Deficit for the Years Ended
             December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended December
             31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

(A)(2)    FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedule is included in "Item 8. Financial Statements and Supplementary Data":

          Schedule II - Valuation and Qualifying Accounts

          All other statements and schedules have been omitted because they are not required under related instructions, are inapplicable or are immaterial, or the information is shown in the consolidated financial statements of the Company or the notes thereto.

(A)(3)    EXHIBITS:


EXHIBIT
NUMBER                                                EXHIBIT TITLE
------                                                -------------
  2.1.1+        --   Agreement and Plan of Merger dated June 21, 1996 (the "Merger Agreement"), by and among CMI
                     Acquisition Company, Inc., the Company and the stockholders and other signatories thereto.
                     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                     30, 1996, File No. 33-92732.
  2.1.2+        --   First Amendment dated as of September 3, 1996 to the Merger Agreement.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No.
                     33-92732.
  2.1.3+        --   Second Amendment dated as of October 16, 1996 to the Merger Agreement.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No.
                     33-92732.
  2.2.1+        --   Agreement and Plan of Merger dated as of July 23, 1996, among OCC Acquisition Company, Inc. ("OCC")
                     and OCC Holding Corporation.  Incorporated by reference to Osborn's Current Report on Form 8-K dated July 23, 1996, File No. 0-16841.
  2.2.2+        --   First Amendment to Agreement and Plan of Merger dated as of February 20, 1997, by and among OCC, the Company, OCC Holding Corporation and Osborn.  Incorporated by reference to the Company's
                     Current Report on Form 8-K dated February 20, 1997, File No. 33-92732.
  3.1.1         --   Amended and Restated Certificate of Incorporation of the Company.  Incorporated by reference to the
                     Company's Registration Statement on Form S-4 (File No. 33-92732) dated July 26, 1995 (the
                     "Company's S-4").
  3.1.2*        --   Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.
  3.1.3         --   By-laws of the Company.  Incorporated by reference to the Company's S-4.
  3.1.4*        --   Certificate of Amendment to By-laws of the Company, as amended.
  3.2.1         --   Certificate of Incorporation of Commodore Media of Delaware, Inc.  Incorporated by reference to the
                     Company's S-4
  3.2.2         --   By-laws of Commodore Media of Delaware, Inc.  Incorporated by reference to the Company's S-4.
  3.2.3*        --   Certificate of Amendment to By-laws of Commodore Media of Delaware, Inc.
  3.3.1         --   Certificate of Incorporation of Commodore Media of Pennsylvania, Inc.  Incorporated by reference to the Company's S-4.
  3.3.2         --   By-laws of Commodore Media of Pennsylvania, Inc.  Incorporated by reference to the Company's S-4.
  3.3.3*        --   Certificate of Amendment to By-laws of Commodore Media of Pennsylvania, Inc.
  3.4.1         --   Certificate of Incorporation of Commodore Media of Florida, Inc.  Incorporated by reference to the
                     Company's S-4.
  3.4.2         --   By-laws of Commodore Media of Florida, Inc. Incorporated by reference to the Company's S-4.
  3.4.3*        --   Certificate of Amendment to By-laws of Commodore Media of Florida, Inc.
  3.5.1         --   Certificate of Incorporation of Commodore Media of Kentucky, Inc.  Incorporated by reference to the
                     Company's S-4.
  3.5.2         --   By-laws of Commodore Media of Kentucky, Inc.  Incorporated by reference to the Company's S-4.
  3.5.3*        --   Certificate of Amendment to By-laws of Commodore Media of Kentucky, Inc.
  3.6.1         --   Certificate of Incorporation of Commodore Media of Norwalk, Inc.  Incorporated by reference to the
                     Company's S-4.
  3.6.2         --   By-laws of Commodore Media of Norwalk, Inc.  Incorporated by reference to the Company's S-4.
  3.6.3*        --   Certificate of Amendment to By-laws of Commodore Media of Norwalk, Inc.
  3.7.1         --   Certificate of Incorporation of Commodore Media of Westchester, Inc.  Incorporated by reference to the Company's S-4.

EXHIBIT
NUMBER                                                EXHIBIT TITLE
------                                                -------------

  3.7.2         --   By-laws of Commodore Media of Westchester, Inc.  Incorporated by reference to the Company's S-4.
  3.7.3*        --   Certificate of Amendment to By-laws of Commodore Media of Westchester, Inc.
  3.8.1         --   Certificate of Incorporation of Danbury Broadcasting, Inc.  Incorporated by reference to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.
  3.8.2         --   By-laws of Danbury Broadcasting, Inc.  Incorporated by reference to the Company's Annual Report on
                     Form 10-K for the year ended December 31, 1995, File No. 33-92732.
  3.8.3*        --   Certificate of Amendment to By-laws of Danbury Broadcasting, Inc.
  3.9*          --   Restated Certificate of Incorporation of Osborn.
  3.10*         --   Certificate of Incorporation of Asheville Broadcasting Corp.
  3.11*         --   Certificate of Incorporation of Atlantic City Broadcasting Corp.
  3.12*         --   Certificate of Incorporation of Beatrice Broadcasting Corp.
  3.13*         --   Certificate of Incorporation of Breadbasket Broadcasting Corporation.
  3.14*         --   Certificate of Incorporation of Corkscrew Broadcasting Corporation.
  3.15*         --   Certificate of Incorporation of Currey Broadcasting Corporation.
  3.16*         --   Certificate of Incorporation of Daytona Beach Broadcasting Corp.
  3.17*         --   Articles of Incorporation of Great American East, Inc.
  3.18*         --   Certificate of Incorporation of Houndstooth Broadcasting Corporation.
  3.19*         --   Certificate of Incorporation of Jamboree in the Hills, Inc.
  3.20*         --   Certificate of Incorporation of Ladner Communications Holding Corp.
  3.21*         --   Certificate of Incorporation of Mountain Radio Corporation.
  3.22*         --   Articles of Incorporation of Music Hall Club, Inc.
  3.23*         --   Certificate of Incorporation of Nelson Broadcasting Corporation.
  3.24*         --   Certificate of Incorporation of O.C.C., Inc.
  3.25*         --   Certificate of Incorporation of Orange Communications, Inc.
  3.26*         --   Certificate of Incorporation of Osborn Entertainment Enterprises Corporation.
  3.27*         --   Certificate of Incorporation of Osborn Sound & Communications Corp.
  3.28*         --   Certificate of Incorporation of RKZ Television, Inc.
  3.29*         --   Certificate of Incorporation of Rainbow Broadcasting Corporation.
  3.30*         --   Certificate of Incorporation of Short Broadcasting Corporation.
  3.31*         --   Certificate of Incorporation of SNG Holdings, Inc.
  3.32*         --   Certificate of Incorporation of Southeast Radio Holding Corp.
  3.33*         --   Certificate of Incorporation of Waite Broadcasting Corp.
  3.34*         --   Certificate of Incorporation of Yellow Brick Radio Corporation.
  3.35*         --   Certificate of Incorporation of Ameron Broadcasting Corporation.
  3.36*         --   Certificate of Incorporation of WNOK Acquisition Company, Inc.
  3.37*         --   Form By-laws adopted by the Additional Osborn Registrants and schedule setting forth material differences of the By-laws of the Additional Osborn Registrants from the form By-laws.
  3.38.1*       --   Certificate of Incorporation of Commodore Holdings, Inc.
  3.38.2*       --   By-laws of Commodore Holdings, Inc.
  3.38.3*       --   Certificate of Amendment to By-laws of Commodore Holdings, Inc.
  4.1.1         --   Indenture dated as of April 21, 1995 among the Company, IBJ Schroder Bank & Trust Company, as
                     Trustee, and the Guarantors named therein (the "Indenture").  Incorporated by reference to the
                     Company's S-4.
  4.1.2         --   Amendment No. 1 to Indenture.  Incorporated by reference to the Company's S-4.
  4.1.3         --   Amendment No. 2 to Indenture.  Incorporated by reference to the Company's Annual Report on Form 10-
                     K for the year ended December 31, 1995, File No. 33-92732.
  4.1.4         --   Amendment No. 3 to Indenture.  Incorporated by reference to the Company's Annual Report on Form 10-
                     K for the year ended December 31, 1995, File No. 33-92732.
  4.1.5         --   Amendment No. 4 to Indenture.  Incorporated by reference to the Company's Quarterly Report on Form
                     10-Q for the quarter ended March 31, 1996, File No. 33-92732.

EXHIBIT
NUMBER                                                EXHIBIT TITLE
------                                                -------------
  4.1.6*        --   Amendment No. 5 to Indenture.
  4.2           --   Form of Original Note No. 1 for $75,500,000, Cusip No. 20266P AA 9, with Guarantee of Guarantors
                     listed therein.  Incorporated by reference to the Company's S-4.   . . .
  4.3           --   Form of New Note with Form of New Guarantee.  Incorporated by reference to the Company's S-4.
  4.4           --   Registration Rights Agreement dated as of April 21, 1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein.  Incorporated by reference to the
                     Company's S-4.
 10.1           --   Securities Purchase Agreement dated as of April 13, 1995, by and among the Company, the Guarantors named therein and each of the Purchasers referred to therein.  Incorporated by reference to the
                     Company's S-4.
 10.2           --   Note No. 1 for $1,308,000, Cusip No. 20266 AA 9, with Guarantee of Guarantors listed therein.
                     Incorporated by reference to the Company's S-4.
 10.3++         --   1995 Stock Option Plan of the Company.  Incorporated by reference to the Company's S-4.
 10.4           --   Sales and Marketing Agreement between Commodore Media of Pennsylvania, Inc. (formerly known as CRB
                     Broadcasting of Pennsylvania, Inc.) and East Penn Broadcasting, Inc. with respect to station
                     WKAP-AM (formerly WXKW-AM).  Incorporated by reference to the Company's S-4.
 10.5.1++       --   Amended and Restated Employment Agreement dated April 21, 1995, by and between the Company and
                     Bruce A. Friedman.  Incorporated by reference to the Company's S-4.
 10.5.2++       --   Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Bruce A.
                     Friedman.  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1995, File No. 33-92732.
 10.6.1++       --   Amended and Restated Employment Agreement dated April 21, 1995, by and between the Company and
                     James T. Shea, Jr.  Incorporated by reference to the Company's Annual Report on Form 10-K for the
                     year ended December 31, 1995, File No. 33-92732.
 10.6.2++       --   Amended and Restated Employment Agreement dated October 16, 1996, between the Company and James T.
                     Shea, Jr.  Incorporated by reference to the Company's Current Report on Form 8-K, dated October 16,
                     1996, File No. 33-92732.
 10.7++         --   Employment Agreement dated July 1, 1995, by and between the Company and Charlie V. DiToro.
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1995, File No. 33-92732.
 10.8++         --   Employment Agreement dated as of April 21, 1995, by and between the Company and Jay Sterin.
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1995, File No. 33-92732.
 10.9.1++       --   Employment Agreement dated July 1, 1994, between Osborn and Frank D. Osborn.  Incorporated by reference to Osborn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No.
                     0-16841.
 10.9.2++       --   Amendment No. 1 dated July 1, 1996 to the employment agreement dated July 1, 1994 between Osborn and Frank D. Osborn.  Incorporated by reference to Osborn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 0-16841.
 10.9.3++       --   Amendment No. 2 dated July 23, 1996 to the employment agreement dated July 1, 1994 between  Osborn and Frank D. Osborn.  Incorporated by reference to Osborn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 0-16841.
 10.9.4*++      --   Employment Agreement dated February 20, 1997, between Osborn and Frank D. Osborn.
 10.10          --   Promissory Note, dated April 21, 1995, in the aggregate principal amount of $900,000, issued by
                     Bruce A. Friedman to Carter Burden as security for Class A shares held by Mr. Friedman.
                     Incorporated by reference to the Company's S-4.
 10.11          --   Promissory Note, dated April 21, 1995, in the aggregate principal amount $208,000, issued by
                     James T. Shea, Jr. to Carter Burden as security for Class A shares held by Mr. Shea.  Incorporated by reference to the Company's S-4.
 10.12          --   Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $50,215, issued by
                     Carter burden to the Company.  Incorporated by reference to the Company's S-4.

EXHIBIT
NUMBER                                                EXHIBIT TITLE
------                                                -------------
 10.13          --   Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $100,160, issued by
                     Bruce A. Friedman to the Company.  Incorporated by reference to the Company's S-4.
 10.14          --   Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $50,000, issued by
                     James T. Shea, Jr. to the Company.  Incorporated by reference to the Company's S-4.
 10.15          --   Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $50,000, issued by
                     James J. Sullivan to the Company.  Incorporated by reference to the Company's S-4.
 10.16          --   Option Purchase Agreement dated as of March 17, 1995, between Treasure Coast Media, Inc. ("Treasure
                     Coast") and Commodore Media of Florida, Inc.  Incorporated by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.
 10.17          --   Sales Local Marketing Agreement dated as of March 17, 1995, between Commodore Media of Florida,
                     Inc. (formerly known as CRB Broadcasting of Florida, Inc.) and Treasure Coast Media, Inc. with respect to station WPAW-FM (formerly WZZR-FM).  Incorporated by reference to the Company's Annual
                     Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.
 10.18          --   Loan and Security Agreement dated as of March 13, 1996, among CHI, as Borrower, the Company,
                     Commodore Media of Delaware, Inc., Commodore Media of Pennsylvania, Inc., Commodore Media of
                     Florida, Inc., Commodore Media of Kentucky, Inc., Commodore Media of Norwalk, Inc. and Commodore
                     Media of Westchester, Inc., as Guarantors, and AT&T Commercial Finance Corporation, as Lender.
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1995, File No. 33-92732.
 10.19          --   Supplement No. 1 to the Loan Agreement.  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.
 10.20++        --   Employment Agreement dated as of April 21, 1995, by and between the Company and Scott J. Bacherman.
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1995, File No. 33-92732.
 10.21++        --   Employment Agreement dated as of April 21, 1995, by and between the Company and Judy Jennings.
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1995, File No. 33-92732.
 10.22++        --   Employment Agreement dated as of April 21, 1995, by and between the Company and James J. Sullivan.
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1995, File No. 33-92732.
 10.23++        --   Employment Agreement dated as of July 1, 1995, by and between the Company and Rich Lewis.
                     Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1995, File No. 33-92732.
 10.24          --   Local Marketing Agreement dated April 8, 1996, between Commodore Media of Kentucky and Simmons
                     Broadcasting Company with respect to station WHRD-AM.  Incorporated by reference to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 33-92732.
 10.25*         --   Form Indemnification Agreement between Osborn and each of its directors and officers.
 10.26          --   Credit Agreement dated February 20, 1997, among the Company, as borrower, Capstar, as guarantor, various banks, and Bankers Trust Company, as administrative agent.  Incorporated by reference to the Company's Current Report on Form 8-K dated February 20, 1997.
 10.27          --   Osborn Communications Corporation Deferred Compensation Plan.  Incorporated by reference to
                     Osborn's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-16841.
 10.28          --   Osborn Communications Corporation Deferred Compensation Plan.  Incorporated by reference to
                     Osborn's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-16841.
 10.29          --   Loan Agreement by and among Osborn, Society National Bank, and the Financial Institutions Listed
                     Herein as of August 18,1995.  Incorporated by reference to Osborn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-16841.

EXHIBIT
NUMBER                                                EXHIBIT TITLE
------                                                -------------
 10.30          --   Option Agreement, dated December 21, 1995, between RKZ Television, Inc. and Allbritton
                     Communications Corporation.  Incorporated by reference to Osborn's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-16841.
 10.31*         --   Credit Agreement dated as of March 14, 1997, among Emerald City Radio
                     Partners, L.P., as borrower, and Commodore Media, Inc., as lender.
 21.1*          --   Subsidiaries of the Company.
 27.1*          --   Financial Data Schedule.

_______________
*  Filed herewith.

+ The Company will furnish upon request of the Commission any omitted schedule or exhibit.

++ Executive Compensation plan or arrangement.

(b)      REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K:

         Current Report on Form 8-K dated October 16, 1996, relating to Capstar's acquisition of the Company. Items 1, 2 and 5 were reported.

         Current Report on Form 8-K/A dated December 31, 1996, relating to Current Report on Form 8-K dated October 16, 1996. Item 7 was reported.

         No other Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of Commodore Media, Inc. and Commodore Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMMODORE MEDIA, INC.
                           COMMODORE HOLDINGS, INC.

                           By: /s/ R. Steven Hicks
                              --------------------
                              R. Steven Hicks
                              Chairman of the Board, Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Commodore Media, Inc. and Commodore Holdings, Inc. and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                          DATE
                  ---------                                      -----                          ----
 /s/ R. Steven Hicks                                     Chairman of the Board,            March 27, 1997
 -------------------
 R. Steven Hicks                                  Chief Executive Officer and Director
                                                    of each of the above Registrants
                                                     (principal executive officer)


 /s/ James J. Sullivan                                   Chairman of the Board             March 27, 1997
 ---------------------                                  Treasurer and Secretary
 James J. Sullivan                                   of each of the above Registrants
                                                   (principal financial and accounting
                                                                 officer)


 /s/ Eric C. Neuman                                             Director                   March 27, 1997
 ------------------                                 of each of the above Registrants
 Eric C. Neuman


 /s Thomas O. Hicks                                             Director                   March 27 1997
 ------------------                                 of each of the above Registrants
 Thomas O. Hicks



 /s/ Lawrence D. Stuart, Jr.                                    Director                   March 27, 1997
 ---------------------------                        of each of the above Registrants
 Lawrence D. Stuart, Jr.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Osborn Communications Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OSBORN COMMUNICATIONS CORPORATION


                                  By: /s/ Frank D. Osborn
                                      ---------------------------------
                                      Frank D. Osborn
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Osborn Communications Corporation and in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                          DATE
                  ---------                                      -----                          ----
 /s/ Frank D. Osborn                             President and Chief Executive Officer     March 27, 1997
 -------------------                                 (principal executive officer)
 Frank D. Osborn


 /s/ Thomas S. Douglas                          Vice President, Chief Financial Officer    March 27, 1997
 ---------------------                                       and Treasurer
 Thomas S. Douglas                             (principal financial and accounting
                                               officer)




 /s/ R. Steven Hicks                                            Director                   March 27, 1997
 -------------------
 R. Steven Hicks


 /s/ Eric C. Neuman                                             Director                   March 27, 1997
 ------------------
 Eric C. Neuman



 /s Thomas O. Hicks                                             Director                   March 27, 1997
 ------------------
 Thomas O. Hicks


 /s/ Lawrence D. Stuart, Jr.                                    Director                   March 27, 1997
 ---------------------------
 Lawrence D. Stuart, Jr.

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act of 1934, each of Commodore Media of Delaware, Inc., Commodore Media of Pennsylvania, Inc., Commodore Media of Florida, Inc., Commodore Media of Kentucky, Inc., Commodore Media of Norwalk, Inc., Commodore Media of Westchester, Inc. and Danbury Broadcasting, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMODORE MEDIA OF DELAWARE, INC.
                                  COMMODORE MEDIA OF PENNSYLVANIA, INC.
                                  COMMODORE MEDIA OF FLORIDA, INC.
                                  COMMODORE MEDIA OF KENTUCKY, INC.
                                  COMMODORE MEDIA OF NORWALK, INC.
                                  COMMODORE MEDIA OF WESTCHESTER, INC.
                                  DANBURY BROADCASTING, INC.



                                  By: /s/ R. Steven Hicks
                                     ------------------------
                                      R. Steven Hicks
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of the above Registrants and in the capacities and on the dates indicated.


                  SIGNATURE                                      TITLE                          DATE
                  ---------                                      -----                          ----
 /s/ R. Steven Hicks                                    Chief Executive Officer            March 27, 1997
 -------------------                                of each of the above Registrants
 R. Steven Hicks                                     (principal executive officer)



 /s/ James J. Sullivan                                   Chief Financial Officer           March 27, 1997
 ---------------------                                   Treasurer and Secretary
 James J. Sullivan                                    of each of the above Registrants
                                                     (principal financial and accounting
                                                                  officer)




 /s/ Eric C. Neuman                                             Director                   March 27, 1997
 ------------------                                 of each of the above Registrants
 Eric C. Neuman

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, each of Asheville Broadcasting Corp., Atlantic City Broadcasting Corp., Beatrice Broadcasting Corp., Breadbasket Broadcasting Corporation, Corkscrew Broadcasting Corporation, Currey Broadcasting Corporation, Daytona Beach Broadcasting Corp., Great American East, Inc., Houndstooth Broadcasting Corporation, Jamboree in the Hills, Inc., Ladner Communications Holding Corp., Mountain Radio Corporation, Music Hall Club, Inc., Nelson Broadcasting Corporation, O.C.C., Inc., Orange Communications, Inc., Osborn Entertainment Enterprises Corporation, Osborn Sound & Communications Corp., RKZ Television, Inc., Rainbow Broadcasting Corporation, Short Broadcasting Corporation, SNG Holdings, Inc., Southeast Radio Holding Corp., Waite Broadcasting Corp., Yellow Brick Radio Corporation, Ameron Broadcasting Corporation, WNOK Acquisition Company, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ASHEVILLE BROADCASTING CORP.
                          ATLANTIC CITY BROADCASTING CORP.
                          BEATRICE BROADCASTING CORP.
                          BREADBASKET BROADCASTING CORPORATION
                          CORKSCREW BROADCASTING CORPORATION
                          CURREY BROADCASTING CORPORATION
                          DAYTONA BEACH BROADCASTING CORP.
                          GREAT AMERICAN EAST, INC.
                          HOUNDSTOOTH BROADCASTING CORPORATION
                          JAMBOREE IN THE HILLS, INC.
                          LADNER COMMUNICATIONS HOLDING CORP.
                          MOUNTAIN RADIO CORPORATION
                          MUSIC HALL CLUB, INC.
                          NELSON BROADCASTING CORPORATION
                          O.C.C., INC.
                          ORANGE COMMUNICATIONS, INC.
                          OSBORN ENTERTAINMENT ENTERPRISES CORPORATION
                          OSBORN SOUND & COMMUNICATIONS CORP.
                          RKZ TELEVISION, INC.
                          RAINBOW BROADCASTING CORPORATION
                          SHORT BROADCASTING CORPORATION
                          SNG HOLDINGS, INC.
                          SOUTHEAST RADIO HOLDING CORP.
                          WAITE BROADCASTING CORP.
                          YELLOW BRICK RADIO CORPORATION
                          AMERON BROADCASTING CORPORATION
                          WNOK ACQUISITION COMPANY, INC.

                          By: /s/ Frank D. Osborn
                              ------------------------
                              Frank D. Osborn
                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of each of the above Registrants and in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE                        DATE
                   ---------                                       -----                        ----
 /s/ Frank D. Osborn                               President and Chief Executive Officer    March 27, 1997
 -------------------                                 of each of the above Registrants
 Frank D. Osborn                                       (principal executive officer)



 /s/ Thomas S. Douglas                            Vice President, Chief Financial Officer   March 27, 1997
 ---------------------                                         and Treasurer
 Thomas S. Douglas                                   of each of the above Registrants
                                                    (principal financial and accounting
                                                                    officer)


 /s/ Eric C. Neuman                                              Director                   March 27, 1997
 ------------------                                  of each of the above Registrants
 Eric C. Neuman

                            SUPPLEMENTAL INFORMATION


(c) No annual report or proxy material has been sent to the Company's securityholders.

                         EXHIBIT
                         NUMBER                       EXHIBIT TITLE                                                  PAGE
                         ------                       -------------                                                  ----
         2.1.1+  --       Agreement and Plan of Merger dated June 21, 1996 (the "Merger Agreement"), by and among CMI Acquisition Company, Inc., the Company and the stockholders and other signatories thereto.  Incorporated by reference to the Company's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1996, File No. 33-92732.
         2.1.2+  --       First Amendment dated as of September 3, 1996 to the Merger
                          Agreement.  Incorporated by reference to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended September 30, 1996, File
                          No. 33-92732.
         2.1.3+  --       Second Amendment dated as of October 16, 1996 to the Merger
                          Agreement.  Incorporated by reference to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended September 30, 1996, File
                          No. 33-92732.
         2.2.1+  --       Agreement and Plan of Merger dated as of July 23, 1996, among OCC
                          Acquisition Company, Inc. ("OCC") and OCC Holding Corporation.
                          Incorporated by reference to Osborn's Current Report on Form 8-K dated July 23, 1996, File No. 0-16841.
         2.2.2+  --       First Amendment to Agreement and Plan of Merger dated as of February 20, 1997, by and among OCC, the Company, OCC Holding Corporation and Osborn.  Incorporated by reference to the Company's Current Report on Form 8-K dated February 20, 1997, File No. 33-
                          92732.
         3.1.1   --       Amended and Restated Certificate of Incorporation of the Company.
                          Incorporated by reference to the Company's Registration Statement on
                          Form S-4 (File No. 33-92732) dated July 26, 1995 (the "Company's S-
                          4").
         3.1.2*  --       Certificate of Amendment to Amended and Restated Certificate of
                          Incorporation of the Company.
         3.1.3   --       By-laws of the Company.  Incorporated by reference to the Company's
                          S-4.
         3.1.4*  --       Certificate of Amendment to By-laws of the Company, as amended.
         3.2.1   --       Certificate of Incorporation of Commodore Media of Delaware, Inc.
                          Incorporated by reference to the Company's S-4
         3.2.2   --       By-laws of Commodore Media of Delaware, Inc.  Incorporated by reference to the Company's S-4.
         3.2.3*  --       Certificate of Amendment to By-laws of Commodore Media of Delaware,
                          Inc.
         3.3.1   --       Certificate of Incorporation of Commodore Media of Pennsylvania, Inc.
                          Incorporated by reference to the Company's S-4.
         3.3.2   --       By-laws of Commodore Media of Pennsylvania, Inc.  Incorporated by
                          reference to the Company's S-4.
         3.3.3*  --       Certificate of Amendment to By-laws of Commodore Media of
                          Pennsylvania, Inc.
         3.4.1   --       Certificate of Incorporation of Commodore Media of Florida, Inc.
                          Incorporated by reference to the Company's S-4.
         3.4.2   --       By-laws of Commodore Media of Florida, Inc. Incorporated by reference to the Company's S-4.
         3.4.3*  --       Certificate of Amendment to By-laws of Commodore Media of Florida,
                          Inc.
         3.5.1   --       Certificate of Incorporation of Commodore Media of Kentucky, Inc.
                          Incorporated by reference to the Company's S-4.
         3.5.2   --       By-laws of Commodore Media of Kentucky, Inc.  Incorporated by reference to the Company's S-4.
         3.5.3*  --       Certificate of Amendment to By-laws of Commodore Media of Kentucky,
                          Inc.
         3.6.1   --       Certificate of Incorporation of Commodore Media of Norwalk, Inc.
                          Incorporated by reference to the Company's S-4.
         3.6.2   --       By-laws of Commodore Media of Norwalk, Inc.  Incorporated by reference to the Company's S-4.
         3.6.3*  --       Certificate of Amendment to By-laws of Commodore Media of Norwalk,
                          Inc.
         3.7.1   --       Certificate of Incorporation of Commodore Media of Westchester, Inc.
                          Incorporated by reference to the Company's S-4.
         3.7.2   --       By-laws of Commodore Media of Westchester, Inc.  Incorporated by
                          reference to the Company's S-4.
         3.7.3*  --       Certificate of Amendment to By-laws of Commodore Media of
                          Westchester, Inc.

                         EXHIBIT
                         NUMBER                       EXHIBIT TITLE                                                  PAGE
                         ------                       -------------                                                  ----
         3.8.1   --       Certificate of Incorporation of Danbury Broadcasting, Inc.
                          Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.
         3.8.2   --       By-laws of Danbury Broadcasting, Inc.  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1995, File No. 33-92732.
         3.8.3*  --       Certificate of Amendment to By-laws of Danbury Broadcasting, Inc.
         3.9*    --       Restated Certificate of Incorporation of Osborn.
         3.10*   --       Certificate of Incorporation of Asheville Broadcasting Corp.
         3.11*   --       Certificate of Incorporation of Atlantic City Broadcasting Corp.
         3.12*   --       Certificate of Incorporation of Beatrice Broadcasting Corp.
         3.13*   --       Certificate of Incorporation of Breadbasket Broadcasting Corporation.
         3.14*   --       Certificate of Incorporation of Corkscrew Broadcasting Corporation.
         3.15*   --       Certificate of Incorporation of Currey Broadcasting Corporation.
         3.16*   --       Certificate of Incorporation of Daytona Beach Broadcasting Corp.
         3.17*   --       Articles of Incorporation of Great American East, Inc.
         3.18*   --       Certificate of Incorporation of Houndstooth Broadcasting Corporation.
         3.19*   --       Certificate of Incorporation of Jamboree in the Hills, Inc.
         3.20*   --       Certificate of Incorporation of Ladner Communications Holding Corp.
         3.21*   --       Certificate of Incorporation of Mountain Radio Corporation.
         3.22*   --       Articles of Incorporation of Music Hall Club, Inc.
         3.23*   --       Certificate of Incorporation of Nelson Broadcasting Corporation.
         3.24*   --       Certificate of Incorporation of O.C.C., Inc.
         3.25*   --       Certificate of Incorporation of Orange Communications, Inc.
         3.26*   --       Certificate of Incorporation of Osborn Entertainment Enterprises
                          Corporation.
         3.27*   --       Certificate of Incorporation of Osborn Sound & Communications Corp.
         3.28*   --       Certificate of Incorporation of RKZ Television, Inc.
         3.29*   --       Certificate of Incorporation of Rainbow Broadcasting Corporation.
         3.30*   --       Certificate of Incorporation of Short Broadcasting Corporation.
         3.31*   --       Certificate of Incorporation of SNG Holdings, Inc.
         3.32*   --       Certificate of Incorporation of Southeast Radio Holding Corp.
         3.33*   --       Certificate of Incorporation of Waite Broadcasting Corp.
         3.34*   --       Certificate of Incorporation of Yellow Brick Radio Corporation.
         3.35*   --       Certificate of Incorporation of Ameron Broadcasting Corporation.
         3.36*   --       Certificate of Incorporation of WNOK Acquisition Company, Inc.
         3.37*   --       Form By-laws adopted by the Additional Osborn Registrants and schedule setting forth material differences of the By-laws of the
                          Additional Osborn Registrants from the form By-laws.
         3.38.1* --       Certificate of Incorporation of Commodore Holdings, Inc.
         3.38.2* --       By-laws of Commodore Holdings, Inc.
         3.38.3* --       Certificate of Amendment to By-laws of Commodore Holdings, Inc.
         4.1.1   --       Indenture dated as of April 21, 1995 among the Company, IBJ Schroder
                          Bank & Trust Company, as Trustee, and the Guarantors named therein
                          (the "Indenture").  Incorporated by reference to the Company's S-4.
         4.1.2   --       Amendment No. 1 to Indenture.  Incorporated by reference to the
                          Company's S-4.
         4.1.3   --       Amendment No. 2 to Indenture.  Incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          1995, File No. 33-92732.
         4.1.4   --       Amendment No. 3 to Indenture.  Incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          1995, File No. 33-92732.
         4.1.5   --       Amendment No. 4 to Indenture.  Incorporated by reference to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March
                          31, 1996, File No. 33-92732.
         4.1.6*  --       Amendment No. 5 to Indenture.

                         EXHIBIT
                         NUMBER                       EXHIBIT TITLE                                                  PAGE
                         ------                       -------------                                                  ----
         4.2     --       Form of Original Note No. 1 for $75,500,000, Cusip No. 20266P AA 9,
                          with Guarantee of Guarantors listed therein.  Incorporated by reference to the Company's S-4.
         4.3     --       Form of New Note with Form of New Guarantee.  Incorporated by reference to the
                          Company's S-4.
         4.4     --       Registration Rights Agreement dated as of April 21, 1995, by and among the Company, the Guarantors named therein and each of the
                          Purchasers referred to therein.  Incorporated by reference to the
                          Company's S-4.
         10.1    --       Securities Purchase Agreement dated as of April 13, 1995, by and among the Company, the Guarantors named therein and each of the
                          Purchasers referred to therein.  Incorporated by reference to the
                          Company's S-4.
         10.2    --       Note No. 1 for $1,308,000, Cusip No. 20266 AA 9, with Guarantee of
                          Guarantors listed therein.  Incorporated by reference to the
                          Company's S-4.
         10.3++  --       1995 Stock Option Plan of the Company.  Incorporated by reference to the Company's
                          S-4.
         10.4    --       Sales and Marketing Agreement between Commodore Media of
                          Pennsylvania, Inc. (formerly known as CRB Broadcasting of
                          Pennsylvania, Inc.) and East Penn Broadcasting, Inc. with respect to station WKAP-AM (formerly WXKW-AM).  Incorporated by reference to the
                          Company's S-4.
         10.5.1++--       Amended and Restated Employment Agreement dated April 21, 1995, by and between the Company and Bruce A. Friedman.  Incorporated by reference to the Company's S-4.
         10.5.2++--       Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Bruce A. Friedman.  Incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          1995, File No. 33-92732.
         10.6.1++--       Amended and Restated Employment Agreement dated April 21, 1995, by and between the Company and James T. Shea, Jr.  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.
         10.6.2++--       Amended and Restated Employment Agreement dated October 16, 1996, between the Company and James T. Shea, Jr.  Incorporated by reference to the Company's Current Report on Form 8-K, dated October 16, 1996,
                          File No. 33-92732.
         10.7++  --       Employment Agreement dated July 1, 1995, by and between the Company and Charlie V. DiToro.  Incorporated by reference to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1995, File
                          No. 33-92732.
         10.8++  --       Employment Agreement dated as of April 21, 1995, by and between the
                          Company and Jay Sterin.  Incorporated by reference to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1995, File
                          No. 33-92732.
         10.9.1++--       Employment Agreement dated July 1, 1994, between Osborn and Frank D.
                          Osborn.  Incorporated by reference to Osborn's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 1994, File No. 0-16841.
         10.9.2++--       Amendment No. 1 dated July 1, 1996 to the employment agreement dated
                          July 1, 1994 between Osborn and Frank D. Osborn.  Incorporated by reference to Osborn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 0-16841.
         10.9.3++--       Amendment No. 2 dated July 23, 1996 to the employment agreement dated
                          July 1, 1994 between  Osborn and Frank D. Osborn.  Incorporated by reference to Osborn's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 0-16841.
         10.9.4*++--      Employment Agreement dated February 20, 1997, between Osborn and
                          Frank D. Osborn.
         10.10   --       Promissory Note, dated April 21, 1995, in the aggregate principal amount of $900,000, issued by Bruce A. Friedman to Carter Burden as security for Class A shares held by Mr. Friedman. Incorporated by reference to the Company's S-4.

                         EXHIBIT
                         NUMBER                       EXHIBIT TITLE                                                  PAGE
                         ------                       -------------                                                  ----
         10.11   --       Promissory Note, dated April 21, 1995, in the aggregate principal amount $208,000, issued by James T. Shea, Jr. to Carter Burden as security for Class A shares held by Mr. Shea.  Incorporated by reference to the Company's S-4.
         10.12   --       Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $50,215, issued by Carter burden to the Company.  Incorporated by reference to the Company's S-4.
         10.13   --       Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $100,160, issued by Bruce A. Friedman to the Company.
                          Incorporated by reference to the Company's S-4.
         10.14   --       Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $50,000, issued by James T. Shea, Jr. to the Company.
                          Incorporated by reference to the Company's S-4.
         10.15   --       Promissory Note, dated as of May 15, 1995, in the aggregate principal amount $50,000, issued by James J. Sullivan to the Company.
                          Incorporated by reference to the Company's S-4.
         10.16   --       Option Purchase Agreement dated as of March 17, 1995, between
                          Treasure Coast Media, Inc. ("Treasure Coast") and Commodore Media of
                          Florida, Inc.  Incorporated by reference to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995, File No.
                          33-92732.
         10.17   --       Sales Local Marketing Agreement dated as of March 17, 1995, between
                          Commodore Media of Florida, Inc. (formerly known as CRB Broadcasting of Florida, Inc.) and Treasure Coast Media, Inc. with respect to station WPAW-FM (formerly WZZR-FM).  Incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          1995, File No. 33-92732.
         10.18   --       Loan and Security Agreement dated as of March 13, 1996, among CHI, as
                          Borrower, the Company, Commodore Media of Delaware, Inc., Commodore
                          Media of Pennsylvania, Inc., Commodore Media of Florida, Inc.,
                          Commodore Media of Kentucky, Inc., Commodore Media of Norwalk, Inc.
                          and Commodore Media of Westchester, Inc., as Guarantors, and AT&T
                          Commercial Finance Corporation, as Lender.  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1995, File No. 33-92732.
         10.19   --       Supplement No. 1 to the Loan Agreement.  Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1995, File No. 33-92732.
         10.20++ --       Employment Agreement dated as of April 21, 1995, by and between the
                          Company and Scott J. Bacherman.  Incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          1995, File No. 33-92732.
         10.21++ --       Employment Agreement dated as of April 21, 1995, by and between the
                          Company and Judy Jennings.  Incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          1995, File No. 33-92732.
         10.22++ --       Employment Agreement dated as of April 21, 1995, by and between the
                          Company and James J. Sullivan.  Incorporated by reference to the
                          Company's Annual Report on Form 10-K for the year ended December 31,
                          1995, File No. 33-92732.
         10.23++ --       Employment Agreement dated as of July 1, 1995, by and between the
                          Company and Rich Lewis.  Incorporated by reference to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1995, File
                          No. 33-92732.
         10.24   --       Local Marketing Agreement dated April 8, 1996, between Commodore Media of Kentucky and
                          Simmons Broadcasting Company with respect to station WHRD-AM.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                          30, 1996, File No. 33-92732.
         10.25*  --       Form Indemnification Agreement between Osborn and each of its directors and officers.
         10.26   --       Credit Agreement dated February 20, 1997, among the Company, as borrower, Capstar, as guarantor, various banks, and Bankers Trust Company, as administrative

                         EXHIBIT
                         NUMBER                       EXHIBIT TITLE                                                  PAGE
                         ------                       -------------                                                  ----
                          agent.  Incorporated by reference to the Company's Current Report on Form 8-K dated
                          February 20, 1997.
         10.27   --       Osborn Communications Corporation Deferred Compensation Plan.
                          Incorporated by reference to Osborn's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-16841.
         10.28   --       Osborn Communications Corporation Deferred Compensation Plan.
                          Incorporated by reference to Osborn's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-16841.
         10.29   --       Loan Agreement by and among Osborn, Society National Bank, and the Financial
                          Institutions Listed Herein as of August 18,1995.  Incorporated by reference to
                          Osborn's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File
                          No. 0-16841.
         10.30   --       Option Agreement, dated December 21, 1995, between RKZ Television,
                          Inc. and Allbritton Communications Corporation.  Incorporated by
                          reference to Osborn's Annual Report on Form 10-K for the year ended
                          December 31, 1995, File No. 0-16841.
         10.31*  --       Credit Agreement dated as of March 14, 1997, among Emerald City Radio
                          Partners, L.P., as borrower, and Commodore Media, Inc., as lender.
         21.1*   --       Subsidiaries of the Company.
         27.1*   --       Financial Data Schedule.

_______________

*        Filed herewith.

+ The Company will furnish upon request of the Commission any omitted schedule or exhibit.

++       Executive Compensation plan or arrangement.