Form 10-Q
period 1997-03-31
COMMODORE MEDIA INC
filed 1997-05-15
CIK 945821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission File Number 33-92732


                             COMMODORE MEDIA, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      13-3034720
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

            500 FIFTH AVENUE
               SUITE 3000
           NEW YORK, NEW YORK                                   10110
(Address of principal executive offices)                      (Zip Code)

                                 (212) 302-2727
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                     Yes   X       No
                                                          ---         ---

         AT MARCH 31, 1997, 249,847,909 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT WERE OUTSTANDING.

                        TABLE OF ADDITIONAL REGISTRANTS

                                                                             PRIMARY STANDARD
                                                          STATE OR OTHER        INDUSTRIAL        I.R.S. EMPLOYER
                                                         JURISDICTION OF      CLASSIFICATION       IDENTIFICATION
                          NAME                            INCORPORATION           NUMBER               NUMBER
                          ----                            -------------           ------               ------
Commodore Media of Delaware, Inc.                       Delaware                      4832              51-0286804
Commodore Media of Kentucky, Inc.                       Delaware                      4832              61-0997863
Commodore Media of Pennsylvania, Inc.                   Delaware                      4832              23-2207457
Commodore Media of Norwalk, Inc.                        Delaware                      4832              06-1277523
Commodore Media of Florida, Inc.                        Delaware                      4832              59-2813110
Commodore Media of Westchester, Inc.                    Delaware                      4832              13-3356485
Atlantic Star Communications, Inc.
  (formerly named Commodore Holdings, Inc.)             Delaware                      4832              13-3858506
Capstar Acquisition Company, Inc.                       Delaware                      4832              74-2819327
Danbury Broadcasting, Inc.                              Connecticut                   4832              13-3653113
Southern Star Communications, Inc.
  (formerly named Osborn Communications                 Delaware                      4832              06-1142367
  Corporation)
Asheville Broadcasting Corp.                            Delaware                      4832              56-1859801
Atlantic City Broadcasting Corp.                        Delaware                      4832              22-3274908
Beatrice Broadcasting Corp.                             Delaware                      4832              06-1142368
Breadbasket Broadcasting Corporation                    Delaware                      4832              06-1443379
Corkscrew Broadcasting Corporation                      Delaware                      4832              65-0466131
Currey Broadcasting Corporation                         Delaware                      4832              13-3358952
Daytona Beach Broadcasting Corp.                        Delaware                      4832              59-3223390
Great American East, Inc.                               North Carolina                4832              56-1580032
Houndstooth Broadcasting Corporation                    Delaware                      4832              06-1469230
Jamboree in the Hills, Inc.                             Delaware                      4832              55-0709712
Ladner Communications Holding Corp.                     Delaware                      4832              13-3465060
Mountain Radio Corporation                              Delaware                      4832              13-3401043
Music Hall Club, Inc.                                   West Virginia                 4832              55-0699199
Nelson Broadcasting Corporation                         Delaware                      4832              13-3358975
O.C.C., Inc.                                            Delaware                      4832              13-3449243
Orange Communications, Inc.                             Delaware                      4832              13-3387461
Osborn Entertainment Enterprises Corporation            Delaware                      4832              13-3465115
Osborn Sound & Communications Corp.                     Delaware                      4832              34-1501274
RKZ Television, Inc.                                    Delaware                      4832              58-1740585
Rainbow Broadcasting Corporation                        Delaware                      4832              63-1110166
Short Broadcasting Corporation                          Delaware                      4832              31-1255866
SNG Holdings, Inc.                                      Delaware                      4832              13-3702089
Southeast Radio Holding Corp.                           Delaware                      4832              06-1422492
Waite Broadcasting Corp.                                Delaware                      4832              06-1142386
Yellow Brick Radio Corporation                          Delaware                      4832              13-3401042
Ameron Broadcasting Corporation                         Delaware                      4832              74-2818962
WNOK Acquisition Company, Inc.                          Delaware                      4832              74-2818961
Dixie Broadcasting, Inc.                                Alabama                       4832              63-0583623
Radio WBHP, Inc.                                        Alabama                       4832              63-0386919
Mountain Lakes Broadcasting, L.L.C.                     Alabama                       4832              63-1104409

                              COMMODORE MEDIA, INC.

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I     -- FINANCIAL INFORMATION

  Item 1.     Financial Statements
              Consolidated Balance Sheets...........................    4
              Consolidated Statements of Operations.................    5
              Condensed Consolidated Statements of Cash Flows.......    6
              Consolidated Statement of Stockholders' Deficit.......    7
              Notes to Consolidated Financial Statements............    8

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................   12

PART II    -- OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders...   17

  Item 6.     Exhibits and Reports on Form 8-K......................   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,       MARCH 31,
                                                                         1996              1997
                                                                     -------------    -------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
     Cash and short term cash investments  . . . . . . . . . . . .   $   4,367,847    $  11,188,085
     Accounts receivable, net  . . . . . . . . . . . . . . . . . .       8,912,965       12,257,900
     Note receivable   . . . . . . . . . . . . . . . . . . . . . .              --       13,513,179
     Prepaid expenses and other current assets   . . . . . . . . .         443,900        3,409,828
                                                                     -------------    -------------
         Total current assets  . . . . . . . . . . . . . . . . . .      13,724,712       40,368,992

Property, plant and equipment, net   . . . . . . . . . . . . . . .      14,263,055       40,690,071
FCC licenses and goodwill, net   . . . . . . . . . . . . . . . . .      59,172,868      181,407,798
Other intangible assets  . . . . . . . . . . . . . . . . . . . . .       2,964,621        2,773,029
Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . .       4,186,451        4,449,333
Deposits and other assets  . . . . . . . . . . . . . . . . . . . .         753,340        1,710,556
                                                                     -------------    -------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . .   $  95,065,047    $ 271,399,779
                                                                     =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses . . . . . . . . . . . .   $   2,260,066    $   7,857,541
     Other accrued liabilities   . . . . . . . . . . . . . . . . .              --          535,935
     Accrued compensation  . . . . . . . . . . . . . . . . . . . .         422,062          378,269
     Accrued interest  . . . . . . . . . . . . . . . . . . . . . .         960,084        2,400,228
     Accrued income taxes  . . . . . . . . . . . . . . . . . . . .              --        1,268,418
     Current maturities of capital lease obligations . . . . . . .          16,056          124,056
     Current maturities of long-term debt. . . . . . . . . . . . .       3,750,000               --
                                                                     -------------    -------------
         Total current liabilities . . . . . . . . . . . . . . . .       7,408,268       12,564,447

Long term capital lease obligations  . . . . . . . . . . . . . . .          49,629          262,025
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .      90,737,274       70,736,960
Non-current compensation . . . . . . . . . . . . . . . . . . . . .              --        1,022,655

Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .       1,700,000       35,537,798

Stockholders' equity (deficit)
     Common Stock, $.01 par value, 350,000,000 shares authorized,
       106,757,000, and 249,847,909 shares issued and outstanding
       in 1996 and 1997, respectively  . . . . . . . . . . . . . .       1,067,570        2,498,479
     Additional paid-in capital  . . . . . . . . . . . . . . . . .      54,125,332      211,894,423
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . .     (60,023,026)     (63,117,008)
                                                                     -------------    -------------
         Total stockholders' equity (deficit)  . . . . . . . . . .      (4,830,124)     151,275,894

                                                                     -------------    -------------
         Total liabilities and stockholders' equity  (deficit) . .   $  95,065,047    $ 271,399,779
                                                                     =============    =============


See Accompanying Notes.

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                            FOR THE THREE MONTHS ENDED:
                                                           ----------------------------
                                                             MARCH 31,       MARCH 31,
                                                               1996            1997
                                                           ------------    ------------
Gross broadcast revenue . . . . . . . . . . . . . . . . .  $  8,047,568    $ 14,208,071
Less:  agency commissions . . . . . . . . . . . . . . . .      (631,887)       (953,956)
                                                           ------------    ------------
Net broadcast revenue . . . . . . . . . . . . . . . . . .     7,415,681      13,254,115

Operating expenses:
     Programming, technical and news  . . . . . . . . . .     1,513,468       2,360,679
     Sales and promotion  . . . . . . . . . . . . . . . .     2,421,153       3,677,407
     General and administrative . . . . . . . . . . . . .     1,440,612       2,612,057
     Direct programmed music and entertainment. . . . . .            --       1,039,250
Corporate expenses  . . . . . . . . . . . . . . . . . . .       465,684         652,680
Depreciation and amortization . . . . . . . . . . . . . .       480,210       1,721,430
                                                           ------------    ------------

Operating income  . . . . . . . . . . . . . . . . . . . .     1,094,554       1,190,612
Interest expense  . . . . . . . . . . . . . . . . . . . .     2,451,638       2,892,083
Interest income . . . . . . . . . . . . . . . . . . . . .       115,252         127,621
Other expenses, net . . . . . . . . . . . . . . . . . . .       167,594         100,562
                                                           ------------    ------------
Income (loss) before provision for income
     taxes and extraordinary item . . . . . . . . . . . .    (1,409,426)     (1,674,412)
Provision for income taxes  . . . . . . . . . . . . . . .        27,000          46,345
                                                           ------------    ------------

Net income (loss) before extraordinary item . . . . . . .    (1,436,426)     (1,720,757)

Extraordinary item, loss on early extinguishment of
  debt  . . . . . . . . . . . . . . . . . . . . . . . . .            --       1,373,225
                                                           ------------    ------------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,436,426)   $ (3,093,982)
                                                           ============    ============



See Accompanying Notes.

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           For the Three Months Ended :
                                                                          -------------------------------
                                                                            March 31,          March 31,
                                                                              1996               1997
                                                                          -------------     -------------
Net cash provided by operating activities . . . . . . . . . . . . . . .   $  1,890,560      $   1,929,870

Cash flows from investing activities
     Purchase of property, plant and equipment  . . . . . . . . . . . .       (124,192)          (886,886)
     Payments for intangible assets . . . . . . . . . . . . . . . . . .       (290,766)          (149,975)
     Loan to Affiliate  . . . . . . . . . . . . . . . . . . . . . . . .           --          (13,475,000)
     Deposits on acquisitions . . . . . . . . . . . . . . . . . . . . .       (915,000)           (90,000)
     Acquisitions of stations and companies                                (14,400,000)      (111,401,140)
     Other investing activities, net  . . . . . . . . . . . . . . . . .        (68,177)              --
                                                                          ------------      -------------
     Net cash used in investing activities  . . . . . . . . . . . . . .    (15,798,135)      (124,073,131)

Cash flows from financing activities  . . . . . . . . . . . . . . . . .
     Proceeds from common stock . . . . . . . . . . . . . . . . . . . .           --          157,400,000
     Proceeds from debt   . . . . . . . . . . . . . . . . . . . . . . .      8,500,000               --
     Payment of deferred debt issuance costs  . . . . . . . . . . . . .       (393,734)        (1,801,263)
     Repayment of amounts borrowed  . . . . . . . . . . . . . . . . . .           --          (24,700,000)
     Principal payments on capital leases . . . . . . . . . . . . . . .         (3,455)            (5,368)
                                                                          ------------      -------------
     Net cash provided by (used in) financing activities  . . . . . . .      8,102,811        130,893,369
                                                                          ------------      -------------

Net increase (decrease) in cash and short term cash investments . . . .     (5,804,764)         6,820,238
Cash and short term cash investments, beginning of period . . . . . . .     10,891,489          4,367,847
                                                                          ------------      -------------
Cash and short term cash investments, end of period . . . . . . . . . .   $  5,086,725      $  11,188,085
                                                                          ============      =============

         Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .   $     46,738      $     337,097
         Taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . .         58,908            164,386



See Accompanying Notes.

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


                                                                  ADDITIONAL                                   TOTAL
                                                                    PAID-IN            ACCUMULATED          STOCKHOLDERS'
                                              COMMON STOCK          CAPITAL              DEFICIT              DEFICIT
                                              ------------       --------------       --------------       --------------

Balance at December 31, 1996 - restated . . . $ 1,067,570        $  54,125,332        $ (60,023,026)       $  (4,830,124)
Proceeds from issuance of common stock. . . .   1,430,909          155,969,091                               157,400,000
Equity contribution from parent . . . . . . .                        1,800,000                                 1,800,000
Net loss for the period . . . . . . . . . . .                                            (3,093,982)          (3,093,982)
                                              -----------        -------------        -------------        -------------

Balance at March 31, 1997 . . . . . . . . . . $ 2,498,479        $ 211,894,423        $ (63,117,008)       $ 151,275,894
                                              ===========        =============        =============        =============






See Accompanying Notes.

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1996 of Commodore Media, Inc. and its subsidiaries (the "Company"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

     Certain amounts have been reclassified in the March 31, 1996 financial statements to conform to the current period classifications.

2.  CONSUMMATED ACQUISITIONS AND DISPOSITION

     On February 20, 1997, the Company acquired (the "Osborn Acquisition") Southern Star Communications, Inc. (formerly named Osborn Communications Corporation ("Osborn")). The purchase price of the Osborn Acquisition was $118.8 million payable in cash and common stock of Capstar Broadcasting Partners, Inc., the Company's sole stockholder ("Capstar"). In connection with the purchase of Osborn, the Company agreed to pay the President of Osborn a guaranteed monthly bonus over the next five years; accordingly, the Company has recorded a liability equal to the net present value of these payments of $1.2 million at the date of purchase. Osborn owned and operated or provided services to 18 stations upon consummation of the Osborn Acquisition and had pending (i) the acquisitions of five stations (two FM and three AM) in the Huntsville and Tuscaloosa, Alabama markets and (ii) the disposition of three stations (two FM and one AM) in the Ft. Myers, Florida market. Each of the pending transactions of Osborn has been completed as more fully described hereinafter.

    In April 1997, the Company acquired substantially all of the assets of Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market (the "Tuscaloosa Acquisition"). The purchase price of the acquisition was approximately $1.0 million. Such stations were managed by Osborn pursuant to an LMA (as defined) since December 1996.

    In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market (the "City Acquisition"). The purchase price of the acquisition was approximately $3.0 million. In April 1997, the Company acquired substantially all of the assets of EZY Com, Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market (the
"EZY Acquisition"). The purchase price of the acquisition was approximately $5.0 million. In April 1997, the Company acquired substantially all of the assets of Roper Broadcasting, Inc. used or useful in the operations of one FM radio station in the Melbourne-Titusville-Cocoa, Florida market (the "Roper Acquisition" and, collectively with the City Acquisition and the EZY Acquisition, the "Space Coast Acquisitions"). The purchase price of the acquisition was approximately $4.0 million.

    In April 1997, the Company sold substantially all of the assets of its radio stations (two FM and one AM) in the Ft. Myers, Florida Market (the "Osborn Ft. Myers Disposition"). The sale price was $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners of three radio stations (one FM and two AM) in the Huntsville, Alabama market (the "Huntsville Acquisition"). The purchase price of the acquisition was $24.5 million.

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 MARCH 31, 1997
                                  (UNAUDITED)

2.  CONSUMMATED ACQUISITIONS AND DISPOSITION (CONTINUED)

Unaudited proforma results of the Company for the aforementioned acquisitions which were completed during the three months ended March 31, 1997, which were accounted for using the purchase method of accounting, and the aforementioned disposition as if they were purchased or sold on January 1, 1996 are as follows:

                                          Three Months Ended
                                 ----------------------------------
                                      March 31,       March 31,
                                        1996            1997
                                 ---------------  -----------------
                                       (dollars in thousands)
Net revenue                      $        16,949  $          17,868
                                 ===============  =================
Loss before extraordinary item   $         3,688  $           2,506
                                 ===============  =================
Net loss                         $         5,061  $           2,506
                                 ===============  =================

3.  PENDING ACQUISITIONS

     Under the terms of several acquisition agreements, each dated December 1996, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") will become an indirect wholly-owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). The purchase price of the Benchmark Acquisition will equal approximately $173.4 million. Benchmark owns and operates 31 radio stations (21 FM and 10 AM). Those stations are located in 11 markets primarily in the Southeastern United States, including Dover, Delaware; Salisbury-Ocean City, Maryland; Montgomery, Alabama; Shreveport, Louisiana; Jackson, Mississippi; Statesville, North Carolina; Columbia, South Carolina; Greenville, South Carolina; Roanoke, Lynchburg and Winchester, Virginia. The Company anticipates that the Benchmark Acquisition will be consummated in July 1997. The obligation of Benchmark to consummate the Benchmark Acquisition is subject to Federal Communication Commission (" FCC") approval.

    In December 1996, a subsidiary of Capstar ("Pacific Star") agreed to acquire substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific") (the "Community Pacific Acquisition"). The purchase price of the Community Pacific Acquisition will equal approximately $35.0 million payable in cash. Community Pacific owns and operates 11 radio stations (six FM and five AM) in four markets located in Anchorage, Alaska, Modesto and Stockton, California and Des Moines, Iowa. The Company anticipates that the Community Pacific Acquisition will be consummated in November 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

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

    In January 1997, Pacific Star agreed to acquire substantially all of the assets of Commonwealth Broadcasting of Arizona, L.L.C. ("Commonwealth") (the "Commonwealth Acquisition"). The purchase price of the Commonwealth Acquisition will equal approximately $5.3 million payable in cash. Commonwealth owns and operates three radio stations (two FM and one AM) in Yuma, Arizona. The Company anticipates that the Commonwealth Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

    In January 1997, Madison Acquisition Co. agreed to acquire substantially all of the assets of Cavalier Communications, L.P. ("Cavalier") (the "Cavalier Acquisition"). The purchase price of the Cavalier Acquisition will equal approximately $8.3 million payable in cash. Cavalier owns and operates five radio stations (four FM and one AM) in the Roanoke and Lynchburg, Virginia markets. FCC approval is pending. The Company anticipates

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 MARCH 31, 1997
                                  (UNAUDITED)

3.  PENDING ACQUISITIONS (CONTINUED)

that the Cavalier Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

    In February 1997, Pacific Star agreed to acquire substantially all of the assets of COMCO Broadcasting, Inc. ("COMCO") (the "COMCO Acquisition"). The purchase price of the COMCO Acquisition will equal approximately $6.7 million payable in cash. COMCO owns and operates six radio stations (four FM and two
AM) in the Anchorage and Fairbanks, Alaska markets. FCC approval is pending. The Company anticipates that the COMCO Acquisition will be consummated in October 1997, prior to which time the acquisition agreement will be assigned or otherwise transferred to the Company.

    Upon consummation of the Community Pacific Acquisition and the COMCO Acquisition, the Company will own and operate seven radio stations (four FM and three AM) in the Anchorage, Alaska market, which number exceeds the multiple station ownership limitations under the Communications Act of 1934, as amended (the "Communications Act"). Accordingly, the Company has sought permission from the FCC to consummate both the Community Pacific Acquisition and the COMCO Acquisition provided that the Company agrees to sell radio station KASH-AM in Anchorage, Alaska within 18 months of the date on which the Community Pacific Acquisition is consummated. The Company would be in compliance with the ownership limitations of the Communications Act in the Anchorage, Alaska market once it disposes of KASH-AM. In May 1997, the Company entered into a nonbinding letter of intent to sell substantially all of the assets used or useful in the operations of radio station KASH-AM to Alaska Broadcast Television, Inc. No assurances can be given that the FCC will grant permission to the Company to consummate both the Community Pacific Acquisition and the COMCO Acquisition and dispose of KASH-AM, or if the FCC grants such permission, that the Company will be able to sell KASH-AM.

     In March 1997, WNOK Acquisition Company, Inc., a subsidiary of the Company ("WNOK Acquisition Co."), agreed to acquire substantially all of the assets of Emerald City Radio Partners, L.P. ("Emerald City") (the "Emerald City Acquisition"). The Company has agreed to assign WNOK Acquisition Co.'s right to acquire two of Emerald City's radio stations (WOIC-AM and WMFX-FM) to Clear Channel Radio Licensing, Inc. on or before the date on which the Company acquires Emerald City's third radio station (WNOK-FM). The purchase price of the Emerald City Acquisition will equal approximately $14.9 million payable in cash, of which approximately $9.5 million has been allocated to radio station WNOK-FM and will be payable by the Company. Emerald City owns and operates three radio stations (two FM and one AM) in the Columbia, South Carolina market. FCC approval is pending. The Company anticipates that the Emerald City Acquisition will be consummated in July 1997.

     In April 1997, Capstar Acquisition Company, Inc. ("Capstar Acquisition Co."), a subsidiary of the Company, agreed to acquire substantially all of the assets of WRIS, Inc. used or held for use in the operations of radio station WJLM-FM in the Salem, Virginia market (the "WRIS Acquisition"). The purchase price of the WRIS Acquisition will equal approximately $3.1 million payable in cash. FCC approval is pending. The Company anticipates that the WRIS Acquisition will be consummated in August 1997.

    In April 1997, Capstar Acquisition Co. agreed to acquire substantially all of the assets of Ameron Broadcasting, Inc. used or held for use in the operation of three radio stations (two FM and one AM) in the Birmingham, Alabama market (the "Ameron Acquisition"). The purchase price of the Ameron
Acquisition will equal approximately $31.5 million payable in cash. FCC approval is pending. The Company anticipates that the Ameron Acquisition will be consummated in October 1997.

    The Company has entered into nine separate nonbinding letters of intent to acquire and/or exchange substantially all of the assets of the respective potential sellers used or useful in the operations of each seller's radio stations, each of which is subject to various conditions, including the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that such acquisitions will be consummated. As part of the Company's ongoing acquisition strategy, the Company is continually evaluating certain other potential acquisition opportunities.

4.  STOCKHOLDERS' EQUITY

    On February 20, 1997, the Company amended its Certificate of Incorporation to reflect a new capital structure consisting of 350,000,000 authorized shares of common stock, par value $.01 per share ("Common Stock"). Immediately

                             COMMODORE MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                 MARCH 31, 1997
                                  (UNAUDITED)

4.  STOCKHOLDERS' EQUITY (CONTINUED)

upon the filing of the amendment, each previously issued share of Class A common stock, par value $.01 per share, and Class B common stock, par value $.01 per share, of the Company was converted into 106,757 shares of Common Stock. The financial statements have been adjusted retroactively to reflect this conversion.

    On February 20, 1997, the Company issued 143,090,909 shares of Common Stock to Capstar, its sole stockholder, at a purchase price of $1.10 per share. The net proceeds were used in part to fund the Osborn Acquisition and retire existing indebtedness of the Company and Osborn. In addition, on February 20, 1997 Capstar exchanged shares of common stock of Capstar having a deemed value of $1.8 million for shares of common stock of Osborn also having a deemed value of $1.8 million as part of the purchase price of the Osborn Acquisition and contributed its interest in Osborn to the Company. The Company has reflected the contribution as additional paid-in capital.


5.  EXTRAORDINARY ITEM

    On February 20, 1997, in connection with the financing of the Osborn Acquisition, the Company repaid its outstanding loan balance (including principal and interest) under the Company's senior credit facility (the "AT&T Credit Facility") with AT&T Commercial Finance Corporation and recognized an extraordinary loss of $1.4 million as a result of the write off of unamortized deferred financing costs plus a prepayment penalty.

6.  NEW CREDIT FACILITY

    On February 20, 1997, the Company entered into a credit facility (the "New Credit Facility") with various banks and Bankers Trust Company, as administrative agent, which consists of a $50.0 million revolving loan facility. The indebtedness under the New Credit Facility is secured by a first priority perfected pledge of substantially all of Capstar's assets, including, without limitation, the capital stock of the subsidiaries of Capstar, and is guaranteed by Capstar and all of the direct and indirect subsidiaries of Capstar (other than the Company). Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. All loans outstanding under the New Credit Facility will mature in 2002. As of May 13, 1997, a principal balance of $24.9 million was outstanding under the New
Credit Facility.

7.  CREDIT AGREEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THE COMPANY

        As of March 31, 1997, the Company owned and operated or provided services to 53 radio stations in 12 mid-sized markets. The following table sets forth the growth in number of radio stations by market since January 1, 1996:

                                NUMBER OF
MARKET                          STATIONS             DATE ACQUIRED
------------------------------------------------------------------------------
Huntington WV-
   Ashland, KY                     7                 October 1996(1)
                                   1                 LMA

Fairfield, CT
   Acquisition 1                   2                 March 1996(1)
   Acquisition 2                   2                 May 1996

Ft. Pierce-Stuart-
 Vero Beach, FLA                   3                 May 1996(1)

Westchester-Putnam
  Counties, NY                     3                 March 1996(1)

OSBORN ACQUISITION:

Asheville, NC                      2                 February 1997
Wheeling, WV                       6                 February 1997
Wheeling, WV                       1                 JSA
Jackson, TN                        3                 February 1997
Tuscaloosa, AL                     1                 February 1997
Tuscaloosa, AL                     2                 April 1997(1)
Gadsden, AL                        2                 February 1997
Huntsville, AL                     3                 April 1997

-------------
(1) The Company provided services to these stations pursuant to an LMA or a JSA (as defined) prior to the date acquired. "JSA" refers to a joint sales agreement, whereby a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station. JSAs take varying forms. A JSA, unlike an LMA, normally does not involve programming. "LMA" refers to a local marketing agreement, whereby a radio station outsources the management of certain limited functions of its operations. LMAs take varying forms; however, the FCC requires that, in all cases, the licensee maintain independent control over the programming and operations of the station.


        On February 20, 1997, the Company acquired Osborn. The purchase price of the Osborn Acquisition was $118.8 million payable in cash and common stock of Capstar. Osborn owned and operated or provided services to 18 stations upon consummation of the Osborn Acquisition and had pending (i) the acquisitions of five stations (two FM and three AM) in the Huntsville and Tuscaloosa, Alabama markets and (ii) the disposition of three stations (two FM and one AM) in the Ft. Myers, Florida market. Each of the pending transactions of Osborn has been completed as more fully described hereinafter.

        In April 1997, the Company acquired substantially all of the assets of Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market The purchase price of the acquisition was approximately $1.0 million. Such stations were managed by Osborn pursuant to an LMA since December 1996.

        In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market. The purchase price of the acquisition was approximately $3.0 million. In April 1997, the Company acquired substantially all of the assets of EZY Com, Inc. used or useful in the operations of two radio stations (one FM and one AM) in the Melbourne-Titusville-Cocoa, Florida market. The purchase price of the acquisition was approximately $5.0 million. In April 1997, the Company acquired substantially all of the assets of Roper Broadcasting, Inc used or useful in the operations of one FM radio station in the Melbourne-Titusville-Cocoa, Florida market. The purchase price of the acquisition was approximately
$4.0 million.

        In April 1997, the Company sold substantially all of the assets of its radio stations (two FM and one AM) in the Ft. Myers, Florida Market. The sale price was $11.0 million.

        In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The purchase price of the acquisition was $24.5 million.

RESULTS OF OPERATIONS

        The following table sets forth certain consolidated summary data of the
Company:

                                                           (dollars in thousands)
                                                         For the Three Months Ended
                                                         --------------------------
                                                          March 31,      March 31,
                                                            1996            1997
                                                         -----------     ----------
OPERATING DATA:
    Net revenue . . . . . . . . . . . . . . . . . . .        $ 7,416        $13,254
    Station operating expenses  . . . . . . . . . . .          5,375          9,689
    Depreciation and amortization . . . . . . . . . .            480          1,721
    Corporate expenses  . . . . . . . . . . . . . . .            466            653
                                                          ----------      ---------
    Operating income (loss) . . . . . . . . . . . . .          1,095          1,191
    Interest expense  . . . . . . . . . . . . . . . .          2,452          2,892
    Other (income)expense . . . . . . . . . . . . . .             79             20
    Extraordinary loss on early extinguishment
    of debt . . . . . . . . . . . . . . . . . . . . .                         1,373
                                                          ----------      ---------
    Net loss  . . . . . . . . . . . . . . . . . . . .        $(1,436)       $(3,094)
                                                          ==========      =========

OTHER DATA:
    Broadcast cash flow (1) . . . . . . . . . . . . .        $ 2,041        $ 3,565
    Broadcast cash flow margin  . . . . . . . . . . .          27.5%          26.9%
    EBITDA  (2)   . . . . . . . . . . . . . . . . . .        $ 1,575        $ 2,912

----------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expense and other expense.

(2) EBITDA consists of operating income before depreciation, amortization and other expense.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net Revenue. Net revenue increased $5.8 million or 78.7% to $13.3 million for the three months ended March 31, 1997 from $7.4 million for the three months ended March 31, 1996. Net revenue included from the operations purchased in connection with the Osborn Acquisition for the period February 21, 1997 through March 31, 1997 comprised $3.7 million of the increase. The inclusion of revenue from the acquisitions of radio stations and revenue generated from LMAs and JSAs provided $1.9 million of the increase. For stations owned or operated for a comparable period in 1997 and 1996, net revenue increased approximately $232,000 or 3.2% to $7.4 million for the three months ended March 31, 1997 from $7.2 million for the same period in 1996.

         Station Operating Expenses.  Station operating expenses increased
$4.3 million or 80.3% to $9.7 million for the three months ended March 31, 1997 from $5.3 million for the three months ended March 31, 1996. The increase is primarily attributable to (i) additional operating expenses of the operations purchased in connection with the Osborn Acquisition of $2.9 million, and (ii) station operating expenses of the radio station acquisitions and the JSAs and LMAs which contributed $1.5 million of the increase. For stations owned or operated for a comparable period in 1997 and 1996, station operating expenses declined approximately $86,000 or 1.7% to $5.1 million in 1997 from $5.2 million in 1996 as a result of efficiencies realized from market consolidation.

         Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $1.5 million or 74.7% to $3.6 million for the three months ended March 31, 1997 from $2.0 million for the same period in 1996. The broadcast cash flow margin was 26.9% for the three months ended March 31, 1997 compared to 27.5% for the same period in 1996. The broadcast cash flow provided from the Osborn Acquisition accounted for approximately $861,000 of the increase; the broadcast cash flow margin from these operations is 23.0%. The inclusion of broadcast cash flows from the remaining acquisitions and LMAs accounts for approximately $345,000 of the increase. Excluding the effects of the acquisitions and LMAs, broadcast cash flow increased approximately $319,000, or 15.7% to $2.3 million for the three months ended March 31, 1997 from $2.0 million for the same period in 1996 and the broadcast cash flow margin on a same station basis increased to 31.4% from 28.0%.

         Corporate Expenses. Corporate expenses increased approximately $187,000 or 40.1% to approximately $653,000 for the three months ended March 31, 1997 from approximately $466,000 for the same period in 1996. This increase was primarily due to the additional corporate expense associated with the Osborn operations.

         EBITDA. As a result of the factors described above, EBITDA increased approximately $1.3 million or 84.9% to $2.9 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996. The EBITDA margin for the three months ended March 31, 1997 was 22.0% compared to 21.2% for the same period in 1996.

         Other Operating Expenses. Depreciation and amortization increased $1.2 million to $1.7 million for the three months ended March 31, 1997 from approximately $480,000 for the three months ended March 31, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

         Operating Income. As a result of the factors described above, operating income increased to $1.2 million or 8.8% for the three months ended March 31, 1997 from $1.1 million for the same period in 1996.

         Other (Income) Expenses. Interest expense increased approximately $440,000 or 18.0% to $2.9 million for the three months ended March 31, 1997 from $2.5 million for the three months ended March 31, 1996 due to interest expense on $24.7 million of the principal balance of the AT&T Credit Facility. The
AT&T Credit Facility was repaid upon consummation of the Osborn Acquisition on February 20, 1997. Interest income increased 10.7% to $128,000 as a result of the interest accrual on the Loan to Emerald City. Other expenses, net decreased approximately $67,000 for the three months ended March 31, 1997 compared to the same period in 1996. The Company realized an extraordinary loss on early retirement of the AT&T Credit Facility during the three months ended March 31, 1997 of approximately $1.4 million which is comprised of the write off of unamortized deferred loan costs of approximately $775,000 and prepayment penalties and fees of approximately $595,000.

         Net Loss. As a result of the factors described above, net loss increased approximately $1.7 million to $3.1 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funded the $118.8 million purchase price for the Osborn Acquisition with an equity investment made by Capstar. The Company funded the purchase price of the Huntsville Acquisition, the Tuscaloosa Acquisition and the Space Coast Acquisitions through borrowings under the New Credit Facility in the aggregate principal amount of $35.9 million.

    The Company's 13 1/4% Senior Subordinated Notes due 2003 (the "Notes") accrue interest at a stated rate of 13 1/4% per annum of their face value of $76.8 million. The Notes require semi-annual cash interest payments on each May 1 and November 1 of $2.9 million through May 1, 1998 and $5.2 million from November 1, 1998 until maturity. Borrowings under the New Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. The New Credit Facility consists of the $50.0 million revolver. All loans outstanding under the New Credit Facility will mature in 2002. As of May 13, 1997, a principal balance of $24.9 million was outstanding under the New Credit Facility.

    In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount, and, as appropriate opportunities arise, to acquire additional radio stations. The Company used the $11.0 million in net proceeds of the Osborn Ft. Myers Disposition to repay indebtedness under the New Credit Facility. The
Company intends to fund the aggregate purchase price for the pending acquisitions through a combination of borrowings under the New Credit Facility (as it may be amended to increase the borrowing limit thereunder) and a combination of indebtedness of the Company and/or Capstar (which proceeds will be invested in the Company) and/or capital stock of Capstar or its subsidiaries. The Company has not determined the terms of any such indebtedness or capital stock. The Company's ability to make such borrowings and issue such indebtedness and capital stock will depend upon many factors, including, but not limited to, the Company's success in operating and integrating its radio stations and the condition of the capital markets at the times of consummation of the pending acquisitions. No assurances can be given that such financings can be consummated on terms considered to be favorable by management or at all.

    Management believes that cash from operating activities, together with available revolving credit borrowings under the New Credit Facility and equity investments by Capstar, should be sufficient to permit the Company to fund its operations and meet its obligations under the agreements governing the existing indebtedness. The Company may require financing for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets. The Company has no current plans or arrangements to dispose of any of its stations other than the disposition of station KASH-AM in Anchorage, Alaska at or after consummation of the Community Pacific Acquisition and the possible exchange of three stations to be acquired in the Benchmark
Acquisition for three stations owned by SFX Broadcasting, Inc.

EXTRAORDINARY ITEM

    In connection with the Osborn Acquisition, the Company repaid the AT&T Credit Facility. The repayment of the AT&T Credit Facility resulted in the write off of unamortized deferred financing costs and prepayment penalties in the amount of $1.4 million, which was reported as an extraordinary item. In connection with the Benchmark Acquisition, Capstar will issue $750,000 of capital stock of Capstar for the benefit of the Company to an affiliate of Hicks, Muse, Tate & Furst Incorporated in consideration for its agreement, upon the occurrence of certain events, to purchase the outstanding indebtedness incurred by such affiliate's subsidiary in connection with the Benchmark Acquisition. The issuance of capital stock of Capstar for the benefit of the Company will be reported as an extraordinary item in the period in which the Company consummates the Benchmark Acquisition. Had the Benchmark Acquisition been consummated at December 31, 1996, the Company would have recorded an extraordinary charge of approximately $750,000.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Pursuant to the written consent of Capstar, the sole stockholder of the Company, dated as of February 10, 1997, Capstar consented to an amendment to the Company's Certificate of Incorporation pursuant to which 350,000,000 shares of Common Stock were authorized and a 106,757:1 stock split was effected.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    4.1       Amendment No. 6 to Indenture dated as of April 21, 1995, among the
              Company, IBJ Schroder Bank & Trust Company, as Trustee, and the
              Guarantors named therein, governing the Company's 13 1/4% Senior
              Subordinated Notes due 2003.(1)

    4.2       Amendment No. 7 to Indenture dated as of May 9, 1997, among the
              Company, IBJ Schroder Bank & Trust Company, as Trustee, and the
              Guarantors named therein, governing the Company's 13 1/4% Senior
              Subordinated Notes due 2003.*

    10.1.1    Asset Purchase Agreement, dated March 10, 1997, by and between
              Emerald City Radio Partners, L.P. and WNOK Acquisition Company,
              Inc.(1)

    10.1.2    First Amendment to Asset Purchase Agreement, dated as of March 14,
              1997, between Emerald City Radio Partners, L.P. and WNOK
              Acquisition Company, Inc.(1)

    10.2.1    Asset Purchase Agreement dated as of April 24, 1997, between
              Ameron Broadcasting, Inc. and Capstar Acquisition Company, Inc., a wholly-owned subsidiary of the Company.*

    10.2.2    Letter Agreement, dated as of April 25, 1997, between Ameron
              Broadcasting, Inc. and Capstar Acquisition Company, Inc.*

    27.1      Financial Data Schedule.*

---------------

*   Filed herewith.

(1) Incorporated by reference to Capstar's Registration Statement on Form S-1 (File No. 333-25263), dated April 16, 1997.

(b) Reports on Form 8-K

    During the quarter ended March 31, 1997, the following report on Form 8-K was filed:

    Current Report on Form 8-K dated February 20, 1997, relating to the Company's acquisition of Osborn. Items 2 and 7 were reported.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMODORE MEDIA, INC.

                          By:     /s/ William S. Banowsky, Jr.
                                  --------------------------------------------
                          Name:   William S. Banowsky, Jr.
                          Title:  Vice President

Date:  May 14, 1997

                          By:     /s/ Paul D. Stone
                                  --------------------------------------------
                          Name:   Paul D. Stone
                          Title:  Vice President and Treasurer
                                  (principal financial officer)
Date:  May 14, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, each of the additional registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Commodore Media of Delaware, Inc.
                          Commodore Media of Kentucky, Inc.
                          Commodore Media of Pennsylvania, Inc.
                          Commodore Media of Norwalk, Inc.
                          Commodore Media of Florida, Inc.
                          Commodore Media of Westchester, Inc.
                          Atlantic Star Communications, Inc.
                          Danbury Broadcasting, Inc.
                          Capstar Acquisition Company, Inc.

                          By:     /s/ William S. Banowsky, Jr.
                                  --------------------------------------------
                          Name:   William S. Banowsky, Jr.
                          Title:  Vice President
Date:  May 14, 1997

                          By:     /s/ Paul D. Stone
                                  --------------------------------------------
                          Name:   Paul D. Stone
                          Title:  Vice President and Treasurer
                                  (principal financial officer)
Date:  May 14, 1997

                        Southern Star Communications, Inc.
                        Asheville Broadcasting Corp.
                        Atlantic City Broadcasting Corp.
                        Beatrice Broadcasting Corp.
                        Breadbasket Broadcasting Corporation
                        Corkscrew Broadcasting Corporation
                        Currey Broadcasting Corporation
                        Daytona Beach Broadcasting Corp.
                        Great American East, Inc.
                        Houndstooth Broadcasting Corporation
                        Jamboree in the Hills, Inc.
                        Ladner Communications Holding Corp.
                        Mountain Radio Corporation
                        Nelson Broadcasting Corporation
                        O.C.C., Inc.
                        Orange Communications, Inc.
                        Osborn Entertainment Enterprises Corporation
                        Osborn Sound & Communications Corp.
                        RKZ Television, Inc.
                        Rainbow Broadcasting Corporation
                        Short Broadcasting Corporation
                        SNG Holdings, Inc.
                        Southeast Radio Holding Corp.
                        Waite Broadcasting Corp.
                        Yellow Brick Radio Corporation
                        Ameron Broadcasting Corporation
                        WNOK Acquisition Company, Inc.
                        Dixie Broadcasting, Inc.
                        Radio WBHP, Inc.

                        By:     /s/ Paul D. Stone
                                ----------------------------------------------
                        Name:   Paul D. Stone
                        Title:  Vice President
Date:  May 14, 1997


                        By:     /s/ Thomas S. Douglas
                                ----------------------------------------------
                        Name:   Thomas S. Douglas
                        Title:  Vice President, Chief Financial Officer
                                   and Treasurer (chief accounting officer)
Date:  May 14, 1997

                        Music Hall Club, Inc.


                        By:     /s/ Larry Anderson
                                ----------------------------------------------
                        Name:   Larry Anderson
                        Title:  President
                                (duly authorized and principal financial
                                officer)
Date:  May 14, 1997

                        MOUNTAIN LAKES BROADCASTING, L.L.C.

                        By:     Dixie Broadcasting, Inc.,
                                its Member


                                By: /s/ Paul D. Stone
                                   ---------------------------------------
                                      Paul D. Stone
                                      Vice President
Date:  May 14, 1997

                        By:     Radio WBHP, Inc.,
                                its Member


                                By: /s/ Paul D. Stone
                                   ---------------------------------------
                                      Paul D. Stone
                                      Vice President
Date:  May 14, 1997

   Exhibit
   Number                           Exhibit Title                              Page
   -------                          -------------                              ----
     4.1     Amendment No. 6 to Indenture dated as of April 21, 1995, among
             Commodore Media, Inc. ("Commodore"), IBJ Schroder Bank & Trust
             Company, as Trustee, and the Guarantors named therein, governing
             Commodore's 13 1/4 Senior Subordinated Notes due 2003. (1)
     4.2     Amendment No. 7 to Indenture dated as of May 9, 1997, among
             Commodore, IBJ Schroder Bank & Trust Company, as Trustee, and the
             Guarantors named therein, governing Commodore's 13 1/4% Senior
             Subordinated Notes due 2003.*
   10.1.1    Asset Purchase Agreement, dated March 10, 1997, by and between
             Emerald City Radio Partners, L.P. and WNOK Acquisition Company,
             Inc.*
   10.1.2    First Amendment to Asset Purchase Agreement, dated as of March 14,
             1997, between Emerald City Radio Partners, L.P. and WNOK
             Acquisition Company, Inc.*
   10.2.1    Asset Purchase Agreement dated as of April 24, 1997, between Ameron
             Broadcasting, Inc. and Capstar Acquisition Company, Inc., a
             wholly-owned subsidiary of Commodore.*
   10.2.2    Letter Agreement, dated as of April 25, 1997, between Ameron
             Broadcasting, Inc. and Capstar Acquisition Company, Inc.*
    27.1     Financial Data Schedule.*

---------------
*        Filed herewith.

(1) Incorporated by reference to Capstar Broadcasting Partners, Inc.'s Registration Statement on Form S-1 (File No. 333-25263), dated April 16, 1997.