Form 10-Q/A
period 1997-03-31
CAPSTAR RADIO BROADCASTING PARTNERS INC
filed 1997-06-27
CIK 945821

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                          ------------------------ TO
                            ------------------------

                        COMMISSION FILE NUMBER 33-92732


                   CAPSTAR RADIO BROADCASTING PARTNERS, INC.


                   (FORMERLY KNOWN AS COMMODORE MEDIA, INC.)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X No ___

     AT MARCH 31, 1997, 249,847,909 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT WERE OUTSTANDING.

================================================================================

1. ITEM 1 IS AMENDED TO READ IN ITS ENTIRETY AS FOLLOWS:



ITEM 1. FINANCIAL STATEMENTS.



           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              DECEMBER 31,     MARCH 31,
                                                                  1996            1997
                                                              ------------    ------------
                                                                              (UNAUDITED)
                                                                              ------------
Current assets:
  Cash and short term cash investments......................  $  4,367,847    $ 11,188,085
  Accounts receivable, net..................................     8,912,965      12,257,900
  Note receivable...........................................            --      13,513,179
  Prepaid expenses and other current assets.................       443,900       3,409,828
                                                              ------------    ------------
          Total current assets..............................    13,724,712      40,368,992
Property, plant and equipment, net..........................    14,263,055      40,690,071
FCC licenses and goodwill, net..............................    59,172,868     172,511,050
Other intangible assets.....................................     2,964,621       2,773,029
Deferred charges, net.......................................     4,186,451       4,449,333
Deposits and other assets...................................       753,340       1,710,556
                                                              ------------    ------------
          Total assets......................................  $ 95,065,047    $262,503,031

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses.....................  $  2,260,066    $  8,393,476
  Payable to parent.........................................            --         771,212
  Accrued compensation......................................       422,062         378,269
  Accrued interest..........................................       960,084       2,400,228
  Accrued income taxes......................................            --       1,268,418
  Current maturities of capital lease obligations...........        16,056         124,056
  Current maturities of long-term debt......................     3,750,000              --
                                                              ------------    ------------
          Total current liabilities.........................     7,408,268      13,335,659

Long term capital lease obligations.........................        49,629         262,025
Long-term debt..............................................    90,737,274      70,736,960
Non-current compensation....................................            --       1,022,655
Deferred income taxes.......................................     1,700,000      26,641,050

Stockholders' equity (deficit)
  Common Stock, $.01 par value, 350,000,000 shares
     authorized, 106,757,000, and 249,847,909 shares issued
     and outstanding in 1996 and 1997, respectively.........     1,067,570       2,498,479
  Additional paid-in capital................................    54,125,332     211,894,423
  Accumulated deficit.......................................   (60,023,026)    (63,888,220)
                                                              ------------    ------------
          Total stockholders' equity (deficit)..............    (4,830,124)    150,504,682
                                                              ------------    ------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 95,065,047    $262,503,031
                                                              ============    ============


                            See accompanying notes.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              FOR THE THREE MONTHS ENDED:
                                                              ----------------------------
                                                               MARCH 31,       MARCH 31,
                                                                  1996            1997
                                                              ------------    ------------
Gross broadcast revenue.....................................   $ 8,047,568     $14,208,071
Less: agency commissions....................................      (631,887)       (953,956)
                                                               -----------     -----------
Net broadcast revenue.......................................     7,415,681      13,254,115
Operating expenses:
  Programming, technical and news...........................     1,513,468       2,360,679
  Sales and promotion.......................................     2,421,153       3,677,407
  General and administrative................................     1,440,612       2,612,057
  Direct programmed music and entertainment.................            --       1,039,250
Corporate expenses..........................................       465,684       1,423,892
Depreciation and amortization...............................       480,210       1,721,430
                                                               -----------     -----------
Operating income............................................     1,094,554         419,400
Interest expense............................................     2,451,638       2,892,083
Interest income.............................................       115,252         127,621
Other expenses, net.........................................       167,594         100,562
                                                               -----------     -----------
Income (loss) before provision for income taxes and
  extraordinary item........................................    (1,409,426)     (2,445,624)
Provision for income taxes..................................        27,000          46,345
                                                               -----------     -----------
Net income (loss) before extraordinary item.................    (1,436,426)     (2,491,969)
Extraordinary item, loss on early extinguishment of debt....            --       1,373,225
                                                               -----------     -----------
Net loss....................................................   $(1,436,426)    $(3,865,194)
                                                               ===========     ===========


                            See accompanying notes.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED:
                                                              -----------------------------
                                                               MARCH 31,        MARCH 31,
                                                                  1996            1997
                                                              ------------    -------------
Net cash provided by operating activities...................  $  1,890,560    $   1,929,870
Cash flows from investing activities
  Purchase of property, plant and equipment.................      (124,192)        (886,886)
  Payments for intangible assets............................      (290,766)        (149,975)
  Loan to Affiliate.........................................            --      (13,475,000)
  Deposits on acquisitions..................................      (915,000)         (90,000)
  Acquisitions of stations and companies....................   (14,400,000)    (111,401,140)
  Other investing activities, net...........................       (68,177)              --
                                                              ------------    -------------
          Net cash used in investing activities.............   (15,798,135)    (126,003,001)
Cash flows from financing activities
  Proceeds from common stock................................            --      157,400,000
  Proceeds from debt........................................     8,500,000               --
  Payment of deferred debt issuance costs...................      (393,734)      (1,801,263)
  Repayment of amounts borrowed.............................            --      (24,700,000)
  Principal payments on capital leases......................        (3,455)          (5,368)
                                                              ------------    -------------
          Net cash provided by financing activities.........     8,102,811      130,893,369
                                                              ------------    -------------
Net (decrease) increase in cash and short term cash
  investments...............................................    (5,804,764)       6,820,238
Cash and short term cash investments, beginning of period...    10,891,489        4,367,847
                                                              ------------    -------------
Cash and short term cash investments, end of period.........  $  5,086,725    $  11,188,085
                                                              ============    =============

  Interest paid.............................................  $     46,738    $     337,097
  Taxes paid................................................        58,908          164,386


                            See accompanying notes.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)


                                                          ADDITIONAL                       TOTAL
                                                           PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                          COMMON STOCK     CAPITAL        DEFICIT         DEFICIT
                                          ------------   ------------   ------------   -------------
Balance at December 31,
  1996 -- restated......................   $1,067,570    $ 54,125,332   $(60,023,026)  $ (4,830,124)
Proceeds from issuance of common
  stock.................................    1,430,909     155,969,091                   157,400,000
Equity contribution from parent.........                    1,800,000                     1,800,000
Net loss for the period.................                                  (3,865,194)    (3,865,194)
                                           ----------    ------------   ------------   ------------
Balance at March 31, 1997...............   $2,498,479    $211,894,423   $(63,888,220)  $150,504,682
                                           ==========    ============   ============   ============


                            See accompanying notes.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1. BASIS OF PRESENTATION


     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1996 of Capstar Radio Broadcasting Partners, Inc. (formerly known as Commodore Media, Inc.) and its subsidiaries (the "Company"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.


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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Unaudited proforma results of the Company for the aforementioned acquisitions which were completed during the three months ended March 31, 1997, which were accounted for using the purchase method of accounting, and the aforementioned disposition as if they were purchased or sold on January 1, 1996 are as follows:


                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 1996         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Net revenue.................................................    $16,831      $16,534
                                                                =======      =======
Income before extraordinary item............................    $ 3,366      $ 4,453
                                                                =======      =======
Net income..................................................    $ 1,993      $ 4,453
                                                                =======      =======


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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

4. STOCKHOLDERS' EQUITY

     On February 20, 1997, the Company amended its Certificate of Incorporation to reflect a new capital structure consisting of 350,000,000 authorized shares of common stock, par value $.01 per share ("Common Stock"). Immediately upon the filing of the amendment, each previously issued share of Class A common stock, par value $.01 per share, and Class B common stock, par value $.01 per share, of the Company was converted into 106,757 shares of Common Stock. The financial statements have been adjusted retroactively to reflect this conversion.

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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES


           (FORMERLY KNOWN AS COMMODORE MEDIA, INC. AND SUBSIDIARIES)


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

2. ITEM 2 IS AMENDED TO READ IN ITS ENTIRETY AS FOLLOWS:


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY

     As of March 31, 1997, the Company owned and operated or provided services to 53 radio stations in 12 mid-sized markets. The following table sets forth the growth in number of radio stations by market since January 1, 1996:

                                                            NUMBER OF
                          MARKET                            STATIONS     DATE ACQUIRED
                          ------                            ---------    -------------
Huntington WV-Ashland, KY.................................      7       October 1996(1)
                                                                1       LMA
Fairfield, CT
  Acquisition 1...........................................      2       March 1996(1)
  Acquisition 2...........................................      2       May 1996
Ft. Pierce-Stuart-Vero Beach, FLA.........................      3       May 1996(1)
Westchester-Putnam Counties, NY...........................      3       March 1996(1)
OSBORN ACQUISITION:
Asheville, NC.............................................      2       February 1997
Wheeling, WV..............................................      6       February 1997
Wheeling, WV..............................................      1       JSA
Jackson, TN...............................................      3       February 1997
Tuscaloosa, AL............................................      1       February 1997
Tuscaloosa, AL............................................      2       April 1997(1)
Gadsden, AL...............................................      2       February 1997
Huntsville, AL............................................      3       April 1997

---------------

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated summary data of the
Company:


                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                1996         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue...............................................   $ 7,416      $13,254
  Station operating expenses................................     5,375        9,689
  Depreciation and amortization.............................       480        1,721
  Corporate expenses........................................       466        1,424
  Operating income (loss)...................................     1,095          420
  Interest expense..........................................     2,452        2,892
  Other (income)expense.....................................        53          (27)
  Extraordinary loss on early extinguishment of debt........        --        1,373
          Net loss..........................................   $(1,436)     $(3,865)
OTHER DATA:
  Broadcast cash flow (1)...................................   $ 2,041      $ 3,565
  Broadcast cash flow margin................................      27.5%        26.9%
  EBITDA (2)................................................   $ 1,575      $ 2,141


---------------

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


     Corporate Expenses. Corporate expenses increased approximately $934,000 or 200.4% to approximately $1.4 million for the three months ended March 31, 1997 from approximately $466,000 for the same period in 1996. This increase was primarily due to the additional corporate expense associated with the Company's parent, and the Osborn operations.



     EBITDA. As a result of the factors described above, EBITDA increased approximately $500,000 or 31.3% to $2.1 million for the three months ended March 31, 1997 from $1.6 million for the three months ended March 31, 1996. The EBITDA margin for the three months ended March 31, 1997 was 22.0% compared to 21.2% for the same period in 1996.


     Other Operating Expenses. Depreciation and amortization increased $1.2 million to $1.7 million for the three months ended March 31, 1997 from approximately $480,000 for the three months ended March 31, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.


     Operating Income. As a result of the factors described above, operating income decreased to $420,000 or 61.8%% for the three months ended March 31, 1997 from $1.1 million for the same period in 1996.


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


     Net Loss. As a result of the factors described above, net loss increased approximately $2.5 million to $3.9 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996.


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


                                            CAPSTAR RADIO BROADCASTING


                                              PARTNERS, INC.



                                            By:      /s/ PAUL D. STONE


                                              ----------------------------------

                                            Name: Paul D. Stone


                                            Title: Executive Vice President


                                                   and Chief Financial Officer



Date: June 26, 1997