Form 10-Q
period 1997-09-30
CAPSTAR RADIO BROADCASTING PARTNERS INC
filed 1997-11-14
CIK 945821

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For The Transition Period From                  to

                        Commission file number 33-92732

                   CAPSTAR RADIO BROADCASTING PARTNERS, INC.
                     (Formerly named Commodore Media, Inc.)
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3034720
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

             600 CONGRESS AVENUE
                 SUITE 1400
                AUSTIN, TEXAS                                      78701
  (Address of principal executive offices)                      (Zip Code)

                                 (512) 404-6840
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     AT NOVEMBER 7, 1997, 475,874,792 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF CAPSTAR RADIO BROADCASTING PARTNERS, INC. (THE "REGISTRANT"), WERE OUTSTANDING.

================================================================================

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Balance Sheets as of September 30, 1997
         (unaudited) and December 31, 1996...........................     2
         Consolidated Statements of Operations for the three months
         ended September 30, 1997 and 1996 (unaudited)...............     3
         Consolidated Statements of Operations for the nine months
         ended September 30, 1997 and 1996 (unaudited)...............     4
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996 (unaudited)........     5
         Consolidated Statement of Stockholder's Equity for the nine
         months ended September 30, 1997 (unaudited).................     6
         Notes to Consolidated Financial Statements (unaudited)......     7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    16
Item 4.  PART II -- OTHER INFORMATION
         Submission of Matters to a Vote of Security Holders.........    25
Item 6.  Exhibits and Reports on Form 8-K............................    25

ITEM 1. FINANCIAL STATEMENTS.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1997              1996
                                                              -------------     ------------
                                                                                   (NOTE)
                                                               (UNAUDITED)      (RESTATED)*
Current assets:
  Cash and short term cash investments......................    11,477,591      $  9,160,694
  Accounts receivable, net of allowance for doubtful
    accounts of $1,633,627 and $838,081 at September 30,
    1997 and December 31, 1996, respectively................    50,071,828        17,248,970
  Note receivable...........................................     1,524,995                --
  Refundable income taxes...................................            --         1,111,940
  Prepaid expenses and other current assets.................     3,021,044           600,206
                                                              ------------      ------------
         Total current assets...............................    66,095,458        28,121,810
Property and equipment, net.................................    97,679,497        27,960,218
FCC licenses, goodwill and other intangible assets, net.....   547,617,533       126,991,296
Deposits and other assets...................................     8,749,279         3,321,655
                                                              ------------      ------------
         Total assets.......................................  $720,141,767      $186,394,979
                                                              ============      ============
                       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt and capital lease
    obligations.............................................  $    115,406      $  3,936,317
  Accounts payable and accrued expenses.....................    16,916,435         4,688,604
  Accrued compensation......................................                       3,161,638
  Accrued interest..........................................     8,120,427           996,474
  Income taxes payable......................................     1,938,359                --
  Due to Parent.............................................    47,979,910                --
                                                              ------------      ------------
         Total current liabilities..........................    75,070,537        12,783,033
Long-term debt and capital lease obligations, net of current
  portion...................................................   295,057,881       145,348,779
Other non-current obligations...............................    37,908,295                --
Deferred income taxes.......................................    43,708,868         7,402,283
                                                              ------------      ------------
         Total liabilities..................................   451,745,581       165,534,095
                                                              ------------      ------------
Commitments and contingencies
Redeemable preferred stock, aggregate liquidation preference
  of $27,052,500 at December 31, 1996.......................            --        23,097,788
Stockholder's equity (deficit):
  Common Stock, $.01 par value, 500,000,000 shares
    authorized, 475,874,792 and 106,757,000 shares issued
    and outstanding at September 30, 1997 and December 31,
    1996, respectively......................................     4,758,747         1,067,570
  Additional paid-in capital................................   352,450,169        65,996,857
  Stock subscriptions receivable............................    (2,484,779)       (2,090,024)
  Accumulated deficit.......................................   (86,327,951)      (65,693,187)
  Unearned compensation.....................................            --        (1,518,120)
                                                              ------------      ------------
         Total stockholder's equity (deficit)...............   268,396,186        (2,236,904)
         Total liabilities and stockholder's equity.........  $720,141,767      $186,394,979
                                                              ============      ============

---------------

Note: The consolidated balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                                (RESTATED)*
Gross broadcast revenue.....................................  $ 54,101,151      $21,938,614
Less: agency commissions....................................    (2,850,810)      (2,000,387)
                                                              ------------      -----------
  Net broadcast revenue.....................................    51,250,341       19,938,227
Operating expenses:
  Programming, technical and news...........................     8,411,833        4,032,623
  Sales and promotion.......................................    14,843,354        5,858,108
  General and administrative................................     7,676,934        3,657,910
  Direct programmed music and entertainment.................     3,880,232               --
Corporate expenses..........................................     4,274,971        1,687,055
Corporate expenses: non-cash stock option compensation......     4,127,420               --
Depreciation and amortization...............................     6,701,535        1,514,765
                                                              ------------      -----------
Operating income............................................     1,334,062        3,187,766
Other income (expense):
  Interest expense..........................................    (8,176,126)      (4,409,586)
  Other expenses, net.......................................    (4,168,084)        (998,924)
                                                              ------------      -----------
Loss before benefit for income taxes and extraordinary
  loss......................................................   (11,010,148)      (2,220,744)
Benefit for income taxes....................................            --       (1,145,794)
                                                              ------------      -----------
Loss before extraordinary item..............................   (11,010,148)      (1,074,950)
Extraordinary item, loss on early extinguishment of debt....    (2,325,929)       1,203,761
                                                                                -----------
Net loss....................................................   (13,336,077)      (2,278,711)
Dividends and accretion on preferred stocks.................            --          555,251
                                                              ------------      -----------
Net loss attributable to common stock.......................  $(13,336,077)     $(2,833,962)
                                                              ============      ===========

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                                (RESTATED)*
Gross broadcast revenue.....................................  $125,949,358      $55,659,982
Less: agency commissions....................................    (9,542,946)      (4,974,086)
                                                              ------------      -----------
  Net broadcast revenue.....................................   116,406,412       50,685,896
Operating expenses:
  Programming, technical and news...........................    19,916,085       10,405,877
  Sales and promotion.......................................    32,357,976       14,921,703
  General and administrative................................    18,713,772        9,559,771
  Direct programmed music and entertainment.................     7,973,192               --
Corporate expenses..........................................     9,092,781        2,720,066
Corporate expenses: non-cash stock option compensation......     8,247,140               --
Depreciation and amortization...............................    13,673,894        3,890,126
                                                              ------------      -----------
Operating income............................................     6,431,572        9,188,353
Other income (expense):
  Interest expense..........................................   (19,211,829)     (11,824,724)
  Other expenses, net.......................................    (4,155,353)      (2,497,893)
                                                              ------------      -----------
Loss before benefit for income taxes and extraordinary
  loss......................................................   (16,935,610)      (5,134,264)
Benefit for income taxes....................................            --          857,332
                                                              ------------      -----------
Loss before extraordinary item..............................   (16,935,610)      (4,276,932)
Extraordinary item, loss on early extinguishment of debt....    (3,699,154)      (1,203,761)
Net loss....................................................   (20,634,764)      (5,480,693)
Dividends and accretion on preferred stocks.................            --         (555,251)
                                                              ------------      -----------
Net loss attributable to common stock.......................  $(20,634,764)     $(6,035,944)
                                                              ============      ===========

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997             1996
                                                              -------------    -------------
                                                                                (RESTATED)*
Net cash used in provided by operating activities...........  $  5,014,352     $  1,783,721
Cash flows from investing activities:
  Purchase of property and equipment........................    (8,197,731)      (1,428,281)
  Payments for deferred acquisition costs and intangible
     assets.................................................    (1,193,979)      (3,860,238)
  Proceeds from sale of assets..............................    50,669,464               --
  Acquisitions of stations and companies, net of cash
     acquired...............................................  (422,710,427)     (44,961,462)
  Other investing activities, net...........................       (87,172)         (66,256)
                                                              ------------     ------------
     Net cash used in investing activities..................  (381,519,845)     (50,316,237)
Cash flows from financing activities:
  Proceeds from issuance of common stock to Parent..........   302,068,741               --
  Proceeds from issuance of common and preferred stocks,
     net....................................................            --       34,704,452
  Proceeds from issuance of debt............................   230,233,019       18,700,000
  (Payments on) proceeds from borrowings under revolving
     debt facility
                                                                (8,803,019)       5,547,309
  Payment of deferred debt issuance costs...................    (3,054,315)        (781,170)
  Repayment of amounts borrowed.............................  (125,780,654)     (13,210,226)
  Principal repayments on capital lease obligations.........        (9,747)         (48,142)
  Advances from Parent......................................     4,878,365               --
  Payment of merger and IPO costs...........................            --       (1,007,297)
  Dividends paid............................................   (20,710,000)              --
                                                              ------------     ------------
     Net cash provided by financing activities..............   378,822,390       43,904,926
                                                              ------------     ------------
Net increase (decrease) in cash and short term cash
  investments...............................................     2,316,897       (4,627,590)
Cash and short term cash investments, beginning of period...     9,160,694       11,111,538
                                                              ------------     ------------
Cash and short term cash investments, end of period.........  $ 11,477,591     $  6,483,948
                                                              ============     ============
Supplemental disclosure of cash flow information:
  Cash payments during the year for:
     Interest paid..........................................  $  6,808,510     $  3,655,775
                                                              ============     ============
     Taxes paid.............................................  $    191,243     $    112,049
                                                              ============     ============

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                            ADDITIONAL        STOCK                                          TOTAL
                                COMMON       PAID-IN      SUBSCRIPTIONS   ACCUMULATED      UNEARNED      STOCKHOLDER'S
                                STOCK        CAPITAL       RECEIVABLE       DEFICIT      COMPENSATION   EQUITY(DEFICIT)
                              ----------   ------------   -------------   ------------   ------------   ---------------
Balance at January 1, 1997
  (Restated)*...............  $1,067,570   $ 65,996,857    $(2,090,024)   $(65,693,187)  $(1,518,120)    $ (2,236,904)
Issuances of common stock to
  Parent for acquisitions...   3,691,177    341,624,833       (299,625)            --             --      345,016,385
Equity contribution from
  Parent....................          --      1,800,000             --             --             --        1,800,000
Dividends to Parent.........          --    (54,692,088)            --             --             --      (54,692,088)
Payments received on
  subscribed stock..........          --             --         35,534             --             --           35,534
Accrued interest on
  subscriptions
  receivable................          --        130,664       (130,664)            --             --               --
Dividends and accretion on
  preferred stock...........          --     (1,692,698)            --             --             --       (1,692,698)
Compensation expense........          --      4,661,460             --             --      1,518,120        6,179,580
Redemption of preferred
  stock.....................          --     (5,378,859)            --             --             --       (5,378,859)
Net loss....................          --             --             --    (20,634,764)            --      (20,634,764)
                              ----------   ------------    -----------    ------------   -----------     ------------
Balance at September 30,
  1997 .....................  $4,758,747   $352,450,169    $(2,484,779)   $(86,327,951)  $        --     $268,396,186
                              ==========   ============    ===========    ============   ===========     ============

---------------

* Restated from previously released consolidated financial information to reflect the July 1997 merger with GulfStar Communications, Inc., which has been accounted for in a manner similar to a pooling-of-interests.

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)
NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and nine months ended September 30, 1997 and 1996 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Form 10-K for the year ended December 31, 1996 of Capstar Radio Broadcasting Partners, Inc. (formerly named Commodore Media, Inc.) and its subsidiaries (the "Company").

     The Company is a wholly-owned subsidiary of Capstar Broadcasting Partners, Inc. ("Capstar Partners") and all of the outstanding common stock of Capstar Partners is owned by Capstar Broadcasting Corporation ("Capstar Broadcasting"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

     In July 1997, the Company acquired GulfStar Communications, Inc. ("GulfStar"). GulfStar and the Company are under common control, and accordingly, this acquisition has been accounted for in a manner similar to a pooling-of-interests. All consolidated financial data and footnote information of the Company, including the Company's previously issued consolidated financial statements for the periods presented in this Form 10-Q, have been restated to include the historical financial information of GulfStar in accordance with generally accepted accounting principles.

     Certain amounts have been reclassified in the September 30, 1996 consolidated financial statements to conform to the current period classifications.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. The statement is effective for financial statements for periods ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its consolidated financial statements.

NOTE 3 -- CONSUMMATED ACQUISITIONS AND DISPOSITION (THROUGH SEPTEMBER 30, 1997)

     In January 1997, the Company acquired substantially all of the assets of Tippie Communications of CC, Inc., the owner of radio station KNCN-FM in Corpus Christi, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of South Plain Broadcasting Company, Inc., the owner of radio stations KZII(FM) and KFYO(AM) in Lubbock, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of
J. Thomas Development of N.M., Inc., et. al., owners of radio stations KTRA-FM and KDAG-FM in Farmington, New Mexico, KCQL-AM in Aztec, New Mexico and KKFG-FM, Bloomfield, New Mexico. The purchase price was approximately $3.0 million in cash and $2.0 million in the form of a note.

     In February 1997, the Company acquired Osborn Communications Corporation ("Osborn"), subsequently renamed Southern Star Communications, Inc. ("Southern Star"). Osborn owned and operated or provided services to 18 stations (12 FM and 6 AM). The purchase price of the acquisition was $118.8 million payable in cash totaling $117 million and 1,636,361 shares of common stock (having a deemed value of $1.10 per share).

     In April 1997, the Company acquired substantially all of the assets Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market. The stations were managed by Osborn pursuant to a local marketing agreement ("LMA") since December 1996. The purchase price of the acquisition was approximately $1.0 million.

     In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. (the "City Acquisition"), the owner and operator of two radio stations (one FM and one AM), for approximately $3.0 million, EZY Com, Inc., (the "EZY Acquisition"), the owner and operator of two radio stations (one FM and one AM) for approximately $5.0 million and Roper Broadcasting, Inc. (the "Roper Acquisition"), the owner and operator of one FM station for approximately $4.0 million (the City Acquisition, EZY Acquisition and the Roper Acquisition are collectively referred to as the "Space Coast Acquisitions"). The radio stations acquired in the Space Coast Acquisitions serve the MelbourneTitusville-Cocoa, Florida Market.

     In April 1997, the Company sold substantially all of the assets of three radio stations (two FM and one AM) in the Ft. Myers, Florida market. The sale price was approximately $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners and operators of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The purchase price of the acquisition was approximately $24.5 million.

     In May 1997, the Company acquired substantially all of the assets of Fort Smith FM, Inc., the owner and operator of two radio stations (one FM and one AM) in Fort Smith, Arkansas. The purchase price was approximately $3.3 million.

     In May 1997, the Company acquired substantially all of the assets of Texarkana Broadcasting, Inc., the owners and operators of two FM radio stations in Texarkana, Texas. The purchase price was approximately $4.0 million.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In June 1997, Capstar Broadcasting executed an agreement with GulfStar whereby in July 1997, Capstar Broadcasting acquired GulfStar through a merger (the "GulfStar Merger") pursuant to which each share of GulfStar's outstanding preferred and common stock was converted into the right to receive shares of common stock of Capstar Broadcasting having a deemed value of approximately $113.0 million, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. The Company also repaid approximately $119.5 million of GulfStar's indebtedness, which was funded with the proceeds of the Preferred Stock Offering (as hereinafter defined), the Hicks Muse GulfStar Equity Investment (as hereinafter defined) and the Capstar BT Equity Investment (as hereinafter defined). Subsequently, Capstar Broadcasting contributed the surviving entity in the GulfStar Merger through the Company to Capstar Radio (collectively with the GulfStar Merger, the "GulfStar Transaction").

     In July 1997, the Company acquired substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific"), the owner and operator of 11 radio stations (six FM and five AM) in four markets located in the Western United States and Iowa, including Anchorage, Alaska, Modesto and Stockton, California, and Des Moines, Iowa. The purchase price was approximately $35.0 million.

     In July 1997, the Company acquired substantially all of the assets of Cavalier Communications L.P., the owner and operator of five radio stations (four FM and one AM) in the Roanoke/Lynchburg, Virginia market. The purchase price was approximately $8.3 million.

     In August 1997, the Company acquired substantially all of the assets of McForhun, Inc. and Livingston, Inc., the owners and operators of two radio stations (one FM and one AM) in the Baton Rouge, Louisiana market. The purchase price was approximately $7.4 million.

     In August 1997, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") became an indirect whollyowned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). Benchmark owns and operates 31 radio stations (21 AM and 10 AM) in 10 markets in the Southeastern United States, including Dover, Delaware, Salibury-Ocean City, Maryland, Montgomery, Alabama, Shreveport, Louisiana, Jackson, Mississippi, Statesville, North Carolina, Columbia, South Carolina, Greenville, South Carolina, Roanoke-Lynchburg, Virginia and Westchester, Virginia markets. The purchase price was approximately $189.7 million. Due to FCC ownership limits, the four stations acquired in the Jackson, Mississippi market were sold in October 1997, as discussed in Note 4.

     In August 1997, the Company acquired substantially all of the assets of The Madison Radio Group, the owner and operator of six radio stations (four FM and two AM) in the Madison, Wisconsin market. The purchase price was approximately $41.1 million.

     In August 1997, the Company acquired substantially all of the assets of Emerald City Radio Partners, L.P. used or useful in the operation of radio station WNOK-FM. The purchase price of the acquisition was approximately $10.0 million.

     In August 1997, the Company acquired all of the capital stock of radio station KIOC-FM, in Beaumont, Texas. The purchase price was approximately $2.7 million.

     In September 1997, the Company sold all of the outstanding capital stock of Bryan Broadcasting Operating Company, Inc., an indirect wholly-owned subsidiary of the Company ("BBOC"). BBOC owns and operates three radio stations (two FM and one AM) in Bryan-College Station, Texas. The sales price was approximately $600,000.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In September 1997, the Company acquired substantially all of the assets of WRIS, Inc., the owner and operator of an FM radio station in the Salem, Virginia market. The purchase price was approximately $3.1 million.

     In September 1997, the Company acquired substantially all of the assets of Booneville Broadcasting Company and Arklahoma Communications Company (collectively, "Booneville"), the owners and operators of an FM radio station in the Fort Smith, Arkansas market. The purchase price for Booneville was approximately $1.5 million.

     In September 1997, the Company sold substantially all of the assets of radio station WJBR-FM in Wilmington, Delaware. The sales price was approximately $40.0 million.

     For financial statement purposes, all of the acquisitions described above, except for the GulfStar Merger, were accounted for using the purchase method of accounting, with the purchase price allocated to the assets acquired (principally intangible assets) and the liabilities assumed based on their estimated fair values at the dates of acquisition. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and subject to final adjustment. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as FCC licenses and goodwill. The assets and liabilities of these acquisitions and the results of their operations and cash flows for the period from the date of acquisition are included in the accompanying consolidated financial statements.

     Unaudited proforma results of the Company for the aforementioned acquisitions and dispositions which were completed during the nine months ended September 30, 1997, as if they were purchased or sold on January 1, 1996 are as follows:

                                                                 NINE MONTHS ENDED
                                                           ------------------------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                               1997             1996
                                                           -------------    -------------
                                                               (DOLLARS IN THOUSANDS)
Net revenue..............................................    $154,409         $145,581
                                                             ========         ========
Loss before extraordinary item...........................    $(11,251)        $(24,654)
                                                             ========         ========
Net loss before dividends and accretion on preferred
  stock..................................................    $(12,624)        $(28,184)
                                                             ========         ========

NOTE 4 -- PENDING ACQUISITIONS AND DISPOSITION (AS OF SEPTEMBER 30, 1997)

     In January 1997, the Company agreed to acquire substantially all of the assets of Commonwealth Broadcasting of Arizona, L.L.C. ("Commonwealth"). Commonwealth owns and operates three radio stations (two FM and one AM) in Yuma, Arizona. The purchase price will equal approximately $5.3 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $262,500. The Company anticipates that the acquisition will be consummated in January 1998.

     In March 1997, the Company acquired an option to acquire substantially all of the assets of Noalmark Broadcasting Corporation used or held for use in the operation of two radio stations (one FM and one AM) in Longview, Texas. The purchase price will equal approximately $2.4 million, payable in cash, of which $1.0 million was paid in cash by the Company on the date of the agreement and the Company has agreed to make payments at the closing under two noncompete agreements in an aggregate amount equal to $800,000. In most circumstances, the option payment is not refundable. The Company may exercise its option, in its sole discretion, on or before March 2000. The Company and

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Noalmark entered into an LMA in connection with the two stations, pursuant to which the Company provides certain sales, programming and marketing services for the stations.

     In June 1997, the Company agreed to acquire substantially all of the assets of Quass Broadcasting Company ("Quass"). Quass owns and operates three radio stations (two FM and one AM). The purchase price will equal approximately $14.9 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $750,000. Subsequent to September 30, 1997, Quass has entered into an LMA, with a third party, in connection with the AM station referred to above. The Company anticipates that the acquisition will be consummated in January 1998.

     In June 1997, the Company entered into an agreement to acquire all of the outstanding preferred stock, common stock and common stock equivalents of Patterson Broadcasting, Inc. ("Patterson"). The purchase price will equal approximately $215.0 million payable in cash. The Company secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $10 million. Patterson owns and operates 39 radio stations (25 FM and 14 AM) in the Savannah, Georgia; Allentown and Harrisburg, Pennsylvania; Fresno, California; Honolulu, Hawaii; Battle Creek and Grand Rapids, Michigan; Reno, Nevada; Springfield, Illinois; and Pensacola, Florida markets. FCC approval is pending and the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has not yet terminated. The U.S. Department of Justice has raised an issue with the Company regarding the number of radio stations that the Company will own in the Allentown-Bethlehem, Pennsylvania area upon completion of the acquisition. In order to resolve this matter, the Company has agreed with the U.S. Department of Justice to dispose of two radio stations to be acquired from Patterson in the Allentown-Bethlehem, Pennsylvania area. The Company has already signed an agreement with Clear Channel Communications, Inc. to dispose of these stations. The Company anticipates that the acquisition will be consummated in February 1998.

     In June 1997, the Company agreed to acquire substantially all of the assets of Grant Radio Group, L.L.C. ("Grant"). Grant owns and operates one FM radio station in Tuscaloosa, Alabama. The purchase price will equal approximately $3.2 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow cash in the amount of $160,000. The Company anticipates that the acquisition will be consummated in December 1997.

     In June 1997, the Company agreed to acquire substantially all of the assets of Knight Radio, Inc., Knight Communications Corporation and Knight Broadcasting of New Hampshire, Inc. (collectively, "Knight Quality"). Knight Quality owns and operates eight radio stations (five FM and three AM) in various markets including Portsmouth-Rochester and Manchester, New Hampshire, Burlington, Vermont and Worcester, Massachusetts. The purchase price will equal approximately $55.0 million payable in cash. The Company anticipates that the acquisition will be consummated in January 1998.

     In July 1997, the Company agreed to acquire substantially all the assets used or useful in the operation of radio station KEPG-FM in Victoria, Texas. The purchase price will equal approximately $32,500 payable in cash. There is pending litigation not involving the Company regarding the FCC license for this radio station which may affect the Company's ability to consummate the acquisition. The Company can not predict when this matter will be resolved.

     In August 1997, the Company agreed to acquire all of the assets of KOSO, Inc. used or held for use in the operation of radio station KOSO-FM, in Patterson, California. The purchase price will equal approximately $8.0 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $400,000. The Company expects the acquisition to be consummated in January 1998.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In August 1997, the Company agreed to acquire all of the assets of KRNA, Inc. used or held for use in the operation of a radio station in Iowa City, Iowa. The purchase price will equal approximately $7.0 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $350,000. The Company expects the acquisition to be consummated in January 1998.

     In August 1997, the Company agreed to acquire all of the assets of KRNA, Inc. used or held for use in the operation of a radio station KXMX-FM, in Cedar Rapids, Iowa. The purchase price will equal approximately $3.1 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $155,000. The Company expects the acquisition to be consummated in January 1998.

     In September 1997, the Company agreed to acquire all of the assets of East Penn Broadcasting Company, Inc., a Delaware corporation, used or held for use in the operation of an AM radio station in Allentown, Pennsylvania. The purchase price will equal approximately $2.1 million, with approximately $1.0 million payable in cash at closing and approximately $1.0 million in an unsecured promissory note payable to seller. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $155,000. The Company currently provides certain sales and marketing services to this station pursuant to a Joint Sales Agreement. The Company expects the acquisition to be consummated in January 1998.

     In September 1997, the Company agreed to acquire all of the assets of McCarthy Wireless, Inc., a California corporation, used or held for use in the operation of radio stations KNCQ-FM in Redding, California, KEWB-FM in Anderson, California and KEGR-FM in Red Bluff, California. The purchase price will equal approximately $6.5 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $325,000. The Company expects the acquisition to be consummated in January 1998.

     In October 1997, the Company acquired substantially all of the assets of Ameron Broadcasting, Inc., the owner and operator of three radio stations (two FM and one AM) in the Birmingham, Alabama market. The purchase price for the assets of Ameron was approximately $31.5 million in cash.

     In October 1997, the Company acquired substantially all of the assets of Griffith Broadcasting, Inc., the owner and operator of three FM radio stations in the Huntsville, Alabama market. The purchase price was approximately $5.4 million in cash.

     In October 1997, the Company acquired substantially all of the assets of American General Media of Texas, Inc., the owner and operator of one FM radio station in the Lubbock, Texas market. The purchase price was approximately $3.2 million in cash.

     In October 1997, the Company acquired substantially all of the assets of KLAW Broadcasting, Inc., the owner and operator of two FM radio stations in Lawton, Oklahoma market. The purchase price was approximately $2.2 million in cash.

     In October 1997, the Company acquired substantially all of the assets of KJEM-FM, the owner and operator of one FM radio station in the Fayetteville, Arkansas market. The purchase price was approximately $1.8 million in cash.

     In October 1997, the Company agreed to acquire all of the assets of Big Chief Broadcasting Co., an Arkansas corporation, used or held for use in the operation of radio stations KTCS-AM/FM in Ft. Smith, Arkansas. The purchase price will equal approximately $9.0 million payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

credit in the amount of $450,000. The closing is to be held after the consent of the FCC to assign the broadcast license, and the Company expects the acquisition to be consummated in January 1998.

     In October 1997, the Company agreed to acquire all of the assets of Class Act of Texas, Inc., a Texas corporation, used or held for use in the operation of radio stations KTBQ-FM and KSFA-AM in Lufkin, Texas. The purchase price will equal approximately $700,000 payable in cash. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $50,000. FCC approval is pending. The Company expects the acquisition to be consummated in January 1998.

     In October 1997, the Company entered into an agreement to sell substantially all of the assets of four stations (two FM and two AM) in the Jackson, Mississippi market to Clear Channel Radio, Inc. for approximately $20 million.

     In October 1997, the Company agreed to acquire substantially all of the assets of radio station WMHS (FM) in the Montgomery, Alabama market from John Reynolds d/b/a Bentley Broadcast Association. Currently, the Company is operating WMHS-FM under an LMA. The purchase price for WMHS-FM is approximately $2.0 million. The Company expects the acquisition to be consummated in January 1998.

     In November 1997, the Company agreed to acquire substantially all of the assets of KETQ Radio, Inc. used or held for use in the operation of two radio stations (one FM and one AM) in the Texarkana, Texas/Arkansas market. The purchase price will equal approximately $640,000. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $30,000. The Company and KETQ Radio, Inc. expect to file an application with the FCC for approval to transfer control of such radio stations to the Company in November 1997. The Company expects the acquisition to be consummated in the first quarter of 1998.

     In November 1997, the Company agreed to acquire substantially all of the assets of Americom II used or held for use in the operation of three radio stations (two FM and one AM) in the Fresno, California market. The purchase price will approximate $21.0 million. The Company has secured its obligation to consummate the acquisition by placing into escrow a letter of credit in the amount of $1.05 million. The Company and Americom II expect to file an application with the FCC for approval to transfer control of such radio stations to the Company in November 1997. The Company expects the acquisition to be consummated in the first quarter of 1998.

     In November 1997, the Company agreed to exchange substantially all of the assets used or useful in the Company's operation of three radio stations (two FM and one AM) in the Reno, Nevada market for substantially all of the assets used in Americom Las Vegas Limited Partnership's operation of a FM radio station in the Fresno, California market. The three stations to be exchanged by the Company will be acquired from Patterson Broadcasting, Inc. in February 1998. The Company has secured its obligation to consummate the exchange by placing into escrow a letter of credit in the amount of $300,000. The Company and Americom Las Vegas Limited Partnership expect to file an application with the FCC for approval to transfer control of the radio stations in November 1997. The Company expects the exchange to be consummated in the first quarter of 1998. The agreement with Americom II and the agreement with Americom Las Vegas Limited Partnership are conditioned upon the simultaneous consummation of the other agreement.

     In November 1997, the Company sold substantially all of the assets of radio station KASH-AM in Anchorage, Alaska to Chinook Concert Broadcasting, Inc. The selling price was approximately $135,000 in cash.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In November 1997, the Company acquired substantially all of the assets of COMCO Broadcasting, Inc. ("COMCO"), the owner and operator of six radio stations (four FM and two AM) in the Anchorage and Fairbanks, Alaska markets. The purchase price was approximately $6.7 million in cash.

     As part of the Company's ongoing acquisition strategy, the Company is continually evaluating certain other potential acquisition opportunities. As of November 13, 1997, the Company has entered into 11 separate nonbinding letters of intent to acquire and/or exchange substantially all of the assets of the respective potential sellers used or useful in the operations of each seller's radio stations, each of which is subject to various conditions, including the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that such acquisitions will be consummated.

NOTE 5 -- LONG-TERM DEBT

     On June 17, 1997, the Company issued (the "Capstar Radio Notes Offering") $200.0 million in aggregate principal amount of its 9 1/4% Senior Subordinated Notes due 2007. The proceeds from the issuance of such subordinated notes were used to finance acquisitions by the Company during the quarter ended September 30, 1997. On September 16, 1997, the Company exchanged its 9 1/4% Senior Subordinated Notes due 2007 (the "1997 Notes"), which were registered under the Securities Act, for all of the outstanding 9 1/4% Senior Subordinated Notes due 2007 previously issued on June 17, 1997. The terms of the 1997 Notes are identical in all material respects to the subordinated notes issued on June 17, 1997, except that the 1997 Notes do not bear restrictive legends restricting the transfer thereof. The 1997 Notes, which mature on July 1, 2007, are general unsecured obligations of the Company and rank pari passu in right of payment to the Company's 13 1/4% Senior Subordinated Notes due 2003 (the "1995 Notes"). Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 1998. The 1997 Notes are redeemable at the option of the Company, in whole or in part, on or after July 1, 2002, at the redemption prices set forth in the indenture governing the 1997 Notes, plus accrued and unpaid interest to the date of redemption. In addition, prior to July 1, 2001, the Company may, at its option, redeem up to 25% of the aggregate principal amount of the 1997 Notes originally issued with the net cash proceeds of one or more Public Equity Offerings or Major Asset Sales (both as defined in the indenture governing the 1997 Notes), at the redemption prices set forth in the indenture; provided, however, that after any such redemption there is outstanding at least 75% of the aggregate principal amount of the 1997 Notes originally issued.

     On February 20, 1997, the Company entered into a credit facility (the "Former Credit Facility") with various banks and Bankers Trust Company, as administrative agent, which consisted of a $50.0 million revolving loan facility. On August 12, 1997, the Company amended and restated the Former Credit Facility (the "Credit Facility"). The Credit Facility consists of a $200.0 million revolving loan facility, and an additional $150 million of multiple advancing term loans subject to future commitment availability from the banks party to the Credit Facility. $75.0 million of the revolving loan facility is available to the Company for the issuance of letters of credit. Indebtedness under the Credit Facility is collateralized by the grant of a first priority perfected pledge of the Company's assets, including, without limitation, the capital stock of its subsidiaries. Capstar Broadcasting, Capstar Partners and all of the direct and indirect subsidiaries of Capstar Partners (other than the Company) have guaranteed the Credit Facility, which guarantees have been collateralized by grants of a first priority perfected pledge of substantially all of their assets, including Capstar Broadcasting's pledge of capital stock of Capstar Partners and Capstar Partners' pledge of the capital stock of the Company. Borrowings under the Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. All loans outstanding under the Credit Facility will mature 2004. As of November 12, 1997, a principal balance of

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$72.2 million (excluding $19.9 million of outstanding letters of credit) was outstanding under a Credit Facility and approximately $106.7 million would have been available for borrowing thereunder.

NOTE 6 -- STOCKHOLDER'S EQUITY

     On February 20, 1997, the Company amended its Certificate of Incorporation to reflect a new capital structure consisting of 350,000,000 authorized shares of common stock, par value $.01 per share ("Common Stock"). Immediately upon the filing of the amendment, each previously issued share of Class A common stock, par value $.01 per share, and Class B common stock, par value $.01 per share, of the Company was converted into 106,757,000 shares of Common Stock. The consolidated financial statements have been adjusted retroactively to reflect this conversion.

     On February 20, 1997, the Company issued 143,090,909 shares of common stock to Capstar Partners, its sole stockholder, at a purchase price of $1.10 per share. The net proceeds were used in part to fund the acquisition of Osborn and retire existing indebtedness of the Company and Osborn. In addition, on February 20, 1997 Capstar Partners exchanged 1,636,361 shares of common stock, par value $.01 per share, of Capstar Partners having a deemed value of $1.8 million for shares of common stock of Osborn also having a deemed value of $1.8 million as part of the purchase price of the acquisition of Osborn and contributed its interest in Osborn to the Company. The Company has reflected the contribution as additional paid-in capital.

     On June 30, 1997, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000 shares.

     In July 1997, the Company dividended the common stock of Pacific Star to Capstar Partners. The common stock of Pacific Star was valued at approximately $34 million. In September 1997, the Company issued Capstar Partners 25,550,442 shares of Common Stock at a purchase price of $1.33 per share for the contribution of the common stock of Pacific Star back to the Company.

     In recording the July 1997 GulfStar acquisition (See Item 1. Financial Statements -- Note 4"), the Company recorded $6.1 million in compensation expense and $5.4 million relating to the premium paid for the redemption of GulfStar's preferred stock.

     In August 1997, the Company issued 1,578,943 shares of common stock to Capstar Partners at a purchase price of $1.33 per share relating to the Benchmark Acquisition.

     In September 1997, the Company declared and paid to Capstar Partners cash dividends totaling approximately $20.7 million relating to (i) the Wilmington, Delaware and Bryan, Texas dispositions (approximately $12.4 million) and (ii) funds to be used in the acquisition of Cavalier Communications L.P.

NOTE 7 -- DIRECT PROGRAMMED MUSIC AND ENTERTAINMENT

     The Company, through Southern Star, distributes programmed music (primarily MUZAK) in certain markets in the southeast. Revenue and costs associated with the distribution of the programmed music are included in gross broadcast revenue and direct programmed music and entertainment, respectively, in the 1997 consolidated statement of operations from the date of the acquisition of Osborn in February 1997.

NOTE 8 -- EXTRAORDINARY ITEM

     On February 20, 1997, in connection with the financing of the acquisition of Osborn, the Company repaid its outstanding loan balance (including principal and interest) under the Company's senior

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
            (FORMERLY NAMED COMMODORE MEDIA, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

credit facility (the "AT&T Credit Facility") with AT&T Commercial Finance Corporation and recognized an extraordinary loss of approximately $1.4 million as a result of the write off of unamortized deferred financing costs plus a prepayment penalty. In July 1997 and in connection with the GulfStar Merger, the Company recorded a loss on repurchase of GulfStar's preferred stock of approximately $5.4 million and an extraordinary loss on early extinguishment of certain GulfStar debt of approximately $2.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. All consolidated financial data and footnote information of the Company, including the Company's previously issued consolidated financial statements for the periods discussed herein have been restated to include the historical financial information of GulfStar. The following discussion contains certain forward-looking statements that reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward looking statements. The Company's actual results could differ materially and adversely from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the pending acquisitions, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the ability of the Company to compete effectively, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

THE COMPANY

     As of September 30, 1997, the Company owns and operates, provides programming to or sells advertising on behalf of 165 radio stations located in 43 markets. This represents growth from June 3, 1997 of 95 radio stations and 25 markets. Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 245 radio stations located in 61 markets.

     The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. "Broadcast Cash Flow" is defined as operating income before corporate expenses, non-cash stock option compensation expense and depreciation and amortization. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

     The primary source of the Company's revenue is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company strives to control these expenses by working closely with local station management.

     The Company's revenues are primarily affected by the advertising rates its radio stations can obtain in the face of competition from radio and other media. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its stations helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local competitive conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of such agreements. The Company's advertising contracts are generally short-term. Advertising revenue is either from local advertising or national advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

     The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with over FM and AM radio stations, as well as with other media, including newspapers and television, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecommunication Act of 1996 (the "Telecom Act") the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase current audience ratings and advertising revenue market share. The Company's stations also compete with other advertising media such as newspapers, television, magazines, billboard advertising, transit advertising and direct mail advertising. Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. The Company cannot predict the effect, if any, which these technologies may have on the radio broadcasting industry.

     The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's radio operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. The Company anticipates that the second and third quarters will reflect the highest revenues from the Company's concert promotion activities.

     Because the Company has incurred substantial indebtedness for its acquisitions for which it has significant debt service requirements, and because the Company has significant charges for stock option compensation, dividends and accretion on preferred stock and depreciation and amortization expense related to the fixed assets and intangibles acquired in its acquisitions, the Company expects that it will report net losses attributable to common stock for the foreseeable future, which losses may be greater than those historically experienced by the Company.

RESULTS OF OPERATIONS

     The Company's consolidated financial statements tend not to be directly comparable from period to period due to acquisition and disposition activity. The major acquisitions in 1997, all of which have been accounted for using the purchase method of accounting, except for the GulfStar Merger, and major dispositions were as follows:

     In January 1997, the Company acquired substantially all of the assets of Tippie Communications of CC, Inc., the owner of radio station KNCN-FM in Corpus Christi, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of South Plain Broadcasting Company, Inc., the owner of radio stations KZII(FM) and KFYO(AM) in Lubbock, Texas. The purchase price was approximately $3.0 million in cash.

     In February 1997, the Company acquired substantially all of the assets of
J. Thomas Development of N.M., Inc., et. al., owners of radio stations KTRA-FM and KDAG-FM in Farmington, New Mexico, KCQL-AM in Aztec, New Mexico and KKFGFM, Bloomfield, New Mexico. The purchase price was approximately $3.0 million in cash and $2.0 million in the form of a note.

     In February 1997, the Company acquired Osborn Communications Corporation ("Osborn"), subsequently renamed Southern Star Communications, Inc. ("Southern Star"). Osborn owned and operated or provided services to 18 stations (12 FM and 62 AM). The purchase price of the acquisition was $118.8 million payable in cash totaling $117 million and 1,636,361 shares of common stock (having a deemed value of $1.10 per share).

     In April 1997, the Company acquired substantially all of the assets Taylor Communications Corporation's two radio stations (one FM and one AM) in the Tuscaloosa, Alabama market. The stations were managed by Osborn pursuant to a local marketing agreement ("LMA") since December 1996. The purchase price of the acquisition was approximately $1.0 million.

     In April 1997, the Company acquired substantially all of the assets of City Broadcasting Co., Inc. (the "City Acquisition"), the owner and operator of two radio stations (one FM and one AM), for approximately $3.0 million, EZY Com, Inc., (the "EZY Acquisition"), the owner and operator of two radio stations (one FM and one AM) for approximately $5.0 million and Roper Broadcasting, Inc. (the "Roper Acquisition"), the owner and operator of one FM station for approximately $4.0 million (the City Acquisition, EZY Acquisition and the Roper Acquisition are collectively referred to as the "Space Coast Acquisitions"). The radio stations acquired in the Space Coast Acquisitions serve the Melbourne-Titusville-Cocoa, Florida Market.

     In April 1997, the Company sold substantially all of the assets of three radio stations (two FM and one AM) in the Ft. Myers, Florida market. The sale price was approximately $11.0 million.

     In May 1997, the Company acquired all of the outstanding capital stock of Dixie Broadcasting, Inc. and Radio WBHP, Inc., the owners and operators of three radio stations (one FM and two AM) in the Huntsville, Alabama market. The purchase price of the acquisition was approximately $24.5 million.

     In May 1997, the Company acquired substantially all of the assets of Fort Smith FM, Inc., the owner and operator of two radio stations (one FM and one AM) in Fort Smith, Arkansas. The purchase price was approximately $3.3 million.

     In May 1997, the Company acquired substantially all of the assets of Texarkana Broadcasting, Inc., the owners and operators of two FM radio stations in Texarkana, Texas. The purchase price was approximately $4.0 million.

     In June 1997, Capstar Broadcasting executed an agreement with GulfStar whereby in July 1997, Capstar Broadcasting acquired GulfStar through a merger (the "GulfStar Merger") pursuant to which each share of GulfStar's outstanding preferred and common stock was converted into the right to receive shares of common stock of Capstar Broadcasting having a deemed value of approximately

$113.0 million, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. The Company also repaid approximately $119.5 million of GulfStar's indebtedness, which was funded with the proceeds of the Preferred Stock Offering (as hereinafter defined), the Hicks Muse GulfStar Equity Investment (as hereinafter defined) and the Capstar BT Equity Investment (as hereinafter defined). Subsequently, Capstar Broadcasting contributed the surviving entity in the GulfStar Merger through the Company to Capstar Radio (collectively with the GulfStar Merger, the "GulfStar Transaction").

     In July 1997, the Company acquired substantially all of the assets of Community Pacific Broadcasting Company L.P. ("Community Pacific"), the owner and operator of 11 radio stations (six FM and five AM) in four markets located in the Western United States and Iowa, including Anchorage, Alaska, Modesto and Stockton, California, and Des Moines, Iowa. The purchase price was approximately $35.0 million.

     In July 1997, the Company acquired substantially all of the assets of Cavalier Communications L.P., the owner and operator of five radio stations (four FM and one AM) in the Roanoke/ Lynchburg, Virginia market. The purchase price was approximately $8.3 million.

     In August 1997, the Company acquired substantially all of the assets of McForhun, Inc. and Livingston, Inc., the owners and operators of two radio stations (one FM and one AM) in the Baton Rouge, Louisiana market. The purchase price was approximately $7.4 million.

     In August 1997, Benchmark Communications Radio Limited Partnership, L.P. ("Benchmark") became an indirect wholly-owned subsidiary of the Company through a series of mergers and stock purchases (the "Benchmark Acquisition"). Benchmark owns and operates 31 radio stations (21 AM and 10 AM) in 10 markets in the Southeastern United States, including Dover, Delaware, Salibury-Ocean City, Maryland, Montgomery, Alabama, Shreveport, Louisiana, Jackson, Mississippi, Statesville, North Carolina, Columbia, South Carolina, Greenville, South Carolina, Roanoke-Lynchburg, Virginia and Westchester, Virginia markets. The purchase price was approximately $189.7 million. Due to FCC ownership limits, the four stations acquired in the Jackson, Mississippi market were sold in October 1997. See "Item 1. Financial Statements -- Note 4".

     In August 1997, the Company acquired substantially all of the assets of The Madison Radio Group, the owner and operator of six radio stations (four FM and two AM) in the Madison, Wisconsin market. The purchase price was approximately $41.1 million.

     In August 1997, the Company acquired substantially all of the assets of Emerald City Radio Partners, L.P. used or useful in the operation of radio station WNOK-FM. The purchase price of the acquisition was approximately $10.0 million.

     In August 1997, the Company acquired all of the capital stock of radio station KIOC-FM, in Beaumont, Texas. The purchase price was approximately $2.7 million.

     In September 1997, the Company sold all of the outstanding capital stock of Bryan Broadcasting Operating Company, Inc., an indirect wholly-owned subsidiary of the Company ("BBOC"). BBOC owns and operates three radio stations (two FM and one AM) in Bryan-College Station, Texas. The sales price was approximately $600,000.

     In September 1997, the Company acquired substantially all of the assets of WRIS, Inc., the owner and operator of an FM radio station in the Salem, Virginia market. The purchase price was approximately $3.1 million.

     In September 1997, the Company acquired substantially all of the assets of Booneville Broadcasting Company and Arklahoma Communications Company (collectively, "Booneville"), the owners and operators of an FM radio station in the Fort Smith, Arkansas market. The purchase price for Booneville was approximately $1.5 million.

     In September 1997, the Company sold substantially all of the assets of radio station WJBR-FM in Wilmington, Virginia. The sales price was approximately $40.0 million.

     The following table sets forth certain consolidated summary data of the Company for the three months ended September 30, 1997 and 1996:

                                                            FOR THE THREE MONTHS ENDED
                                                          ------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              1997             1996
                                                          -------------    -------------
OPERATING DATA:
  Net broadcast revenue.................................  $ 51,250,341      $19,938,227
  Station operating expenses............................    34,812,353       13,548,641
  Corporate expenses....................................     4,274,971        1,687,055
  Corporate expense: non-cash stock option
     compensation.......................................     4,127,420               --
  Depreciation and amortization.........................     6,701,535        1,514,765
  Operating income......................................     1,334,062        3,187,766
  Interest expense......................................     8,176,126        4,449,641
          Net loss attributable to common stock.........  $(13,336,077)     $(2,833,962)
OTHER DATA:
  Broadcast cash flow(1)................................  $ 16,437,988      $ 6,389,586
  Broadcast cash flow margin............................          32.1%            32.0%
  EBITDA(2).............................................  $  8,035,597      $ 4,702,531

---------------

(1) Broadcast cash flow consists of operating income before corporate expenses, non-cash stock option compensation expense and depreciation and amortization.

(2) EBITDA consists of operating income before depreciation and amortization.

  Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Net Broadcast Revenue. Net broadcast revenue increased $31.3 million or 157.0% to $51.3 million for the three months ended September 30, 1997 from $19.9 million for the three months ended September 30, 1996. Net broadcast revenue increases are a result of the continuing acquisitions of the Company through September 30, 1997. Net revenue included from the operations purchased in connection with the Osborn Acquisition for the period July 1, 1997 through September 30, 1997 comprised $12.6 million of the increase.

     Station Operating Expenses. Station operating expenses increased $21.3 million or 156.9% to $34.8 million for the three months ended September 30, 1997 from $13.5 million for the three months ended September 30, 1996. The increase is primarily attributable to additional operating expenses of the operations purchased in connection with the Osborn Acquisition of $8.8 million.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $10.0 million or 157.3% to $16.4 million for the three months ended September 30, 1997 from $6.4 million for the same period in 1996. The broadcast cash flow margin was 32.1% for the three months ended September 30, 1997 compared to 32.0% for the same period in 1996.

     Corporate Expenses. Corporate expenses, including non-cash stock compensation, increased approximately $6.7 million or 4.0% to approximately $8.4 million for the three months ended September 30, 1997 from approximately $1.7 for the same period in 1996. This increase was primarily due to the additional corporate expense associated with the Company's parent, and the Osborn and other radio station operations. During the three months ended September 30, 1997 and 1996, the Company developed an estimate of the fair value of certain outstanding stock options. Based upon this estimate and the applicable vesting periods, the Company recognized approximately $4.1 million of non-cash stock option compensation expense.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $3.3 million or 70.8% to $8.0 million for the three months ended September 30, 1997 from $4.7 million for the three months ended September 30, 1996. The EBITDA margin for the three months ended September 30, 1997 was 15.7% compared to 23.5% for the same period in 1996.

     Other Operating Expenses. Depreciation and amortization increased $5.2 million to $6.7 million for the three months ended September 30, 1997 from approximately $1.5 for the three months ended September 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the three months ended September 30, 1997 reflected on operating income of $1.3 million compared to $3.2 million for the three months ended September 30, 1996.

     Interest Expense. Interest expense increased approximately $3.7 million or 83.7% to $8.2 million for the three months ended September 30, 1997 from $4.5 million for the three months ended September 30, 1996. The increase is primarily attributable to additional borrowings under the Company's credit facility to fund the the Company's acquisitions.

     Net Loss Attributable to Common Stock. As a result of the factors described above, the Company recorded net loss of $13.3 million for the three months ended September 30, 1997 as compared to a net loss attributable to common stock of $2.8 million for the three months ended September 30, 1996.

     The following table sets forth certain consolidated summary data of the Company for the nine months ended September 30, 1997 and 1996:

                                                            FOR THE NINE MONTHS ENDED
                                                          ------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                              1997             1996
                                                          -------------    -------------
OPERATING DATA:
  Net broadcast revenue.................................  $116,406,412     $ 50,685,896
  Station operating expenses............................    78,961,025       34,887,351
  Corporate expenses....................................     9,092,781        2,720,066
  Corporate expenses: non-cash stock option
     compensation.......................................     8,247,140               --
  Depreciation and amortization.........................    13,673,894        3,890,126
  Operating income......................................     6,431,572        9,188,353
  Interest expense......................................   (19,211,829)     (11,824,724)
          Net loss attributable to common stock.........  $(20,634,764)    $ (6,035,944)
OTHER DATA:
  Broadcast cash flow(1)................................  $ 37,445,387     $ 15,798,545
  Broadcast cash flow margin............................          32.2%            31.2%
  EBITDA(2).............................................  $ 20,105,466     $ 13,078,479

---------------

(1) Broadcast cash flow consists of operating income before corporate expenses, non-cash stock option compensation expense and depreciation and amortization.

(2) EBITDA consists of operating income before depreciation and amortization.

  Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Net Broadcast Revenue. Net broadcast revenue increased $65.7 million or 129.7% to $116.4 million for the nine months ended September 30, 1997 from $50.7 million for the nine months ended September 30, 1996. Net broadcast revenue included from the operations purchased in connection with the acquisition of Osborn for the period February 21, 1997 through September 30, 1997 comprised $27.4 million of the increase.

     Station Operating Expenses. Station operating expenses increased $44.1 million or 126.3% to $79.0 million for the nine months ended September 30, 1997 from $34.9 million for the nine months ended September 30, 1996. The increase is primarily attributable to (i) additional operating expenses of the operations purchased in connection with the acquisition of Osborn of $19.7 million, and

(ii) station operating expenses of the radio station acquisitions and the JSAs and LMAs which contributed $5.1 million of the increase.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased approximately $21.6 million or 137.0% to $37.4 million for the nine months ended September 30, 1997 from $15.8 million for the same period in 1996. The broadcast cash flow margin was 32.2% for the nine months ended September 30, 1997 compared to 31.2% for the same period in 1996. The broadcast cash flow provided from the acquisition of Osborn accounted for approximately $7.7 million of the increase; the broadcast cash flow margin from these operations is 28.1%.

     Corporate Expenses. Corporate expenses, including non-cash stock compensation, increased approximately $14.6 million or 537.5% to approximately $17.3 million for the nine months ended September 30, 1997 from approximately $2.7 million for the same period in 1996. This increase was primarily due to the additional corporate expense associated with the Company's parent, and the Osborn and other radio station operations. During the nine months ended September 30, 1997, the Company developed an estimate of the fair value of certain outstanding stock options. Based upon this estimate and the applicable vesting periods, the Company recognized approximately $8.2 million of non-cash stock option compensation expense.

     EBITDA. As a result of the factors described above, EBITDA increased approximately $7.0 million or 53.7% to $20.1 million for the nine months ended September 30, 1997 from $13.1 million for the nine months ended September 30, 1996. The EBITDA margin for the nine months ended September 30, 1997 was 17.3% compared to 25.8% for the same period in 1996.

     Other Operating Expenses. Depreciation and amortization increased $9.8 million to $13.7 million for the nine months ended September 30, 1997 from approximately $3.9 million for the nine months ended September 30, 1996 primarily due to the various acquisitions consummated during 1996 and 1997.

     Operating Income. As a result of the factors described above, the Company's results for the nine months ended September 30, 1997 reflected an operating income of 6.4 million compared to 9.2 million for the nine months ended September 30, 1996.

     Interest Expense. Interest expense increased approximately $7.4 million or 62.5% to $19.2 million for the nine months ended September 30, 1997 from $11.8 million for the nine months ended September 30, 1996. The increase is primarily attributable to additional borrowings under the Company's credit facility to fund the Company's acquisitions.

     Net Loss. As a result of the factors described above, net loss increased approximately $14.6 million to $20.6 million for the nine months ended September 30, 1997 from $6.0 million for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuit of the Company's acquisition strategy has required a significant portion of the Company's capital resources. See "Item 1. Financial
Statements -- Notes 3 and 4." As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, the Company will use a large percentage of its cash to make payments under the Credit Facility, the 1995 Notes and the 1997 Notes.

     In October 1996, the Company assumed the 1995 Notes in connection with the acquisition of Commodore Media, Inc. The 1995 Notes are limited in aggregate principal amount to $76.8 million and bear interest at a rate of 13 1/4% per annum, of which only 7 1/2% is payable in cash up to May 1, 1998. Beginning on May 1, 1998, the 1995 Notes will bear cash interest at a rate of 13 1/4% per annum until maturity. The 1995 Notes require semi-annual cash interest payments on each May 1 and November 1 of $2.9 million through May 1, 1998, and $5.2 million from November 1, 1998, until maturity. On June 17, 1997, the Company issued the 1997 Notes. Interest on the 1997 Notes is payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 1998, at a rate of 9 1/4% per annum. The 1997 Notes mature on July 1, 2007. The Company entered into the Credit Facility in August 1997, which provides for, among other things, borrowings of up to $200.0 million under a revolving credit facility. Borrowings under the Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. As of November 12, 1997, a principal balance of $72.2 million (excluding $19.9 million of outstanding letters of credit) was outstanding under the Credit Facility and approximately $106.7 million would have been available for borrowing thereunder.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount, and to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations. The Company intends to fund the aggregate purchase price for its pending acquisitions with borrowings under the Credit Facility and a combination of indebtedness of Capstar Broadcasting, Capstar Partners and/or the Company and/or capital stock of Capstar Broadcasting or its subsidiaries. The Company anticipates that it will fund the pending acquisitions with indebtedness, rather than capital stock, to the fullest extent then permitted under the debt incurrence covenants contained in the indentures governing the 1997 Notes, the 1995 Notes and the Credit Facility. The Company has not determined the terms of any such indebtedness or capital stock. The Company's ability to make such borrowings and issue such indebtedness and capital stock will depend upon many factors, including, but not limited to, the Company's success in operating and integrating its radio stations and the condition of the capital markets at the times of consummation of its pending acquisitions. No assurances can be given that such financings can be consummated on terms considered to be favorable by management or at all.

     Management believes that the proceeds from the commitment by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM Fund III") and its affiliates to invest an additional $50.0 million in equity of Capstar Broadcasting (for which Capstar Broadcasting has committed to issue capital stock in exchange therefor) and cash from operating activities, together with available revolving credit borrowings under the Credit Facility, should be sufficient to permit the Company to fund its operations and meet its obligations under the agreements governing its existing indebtedness. The Company may require financing for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing for on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Net cash provided by operating activities was $5.0 million and $1.8 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Changes in the Company's net cash provided by operating activities are primarily the result of the Company's completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $381.5 million and $50.3 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Net cash provided by financing activities was $378.8 million and $43.9 million for the nine-month periods ended September 30, 1997 and 1996, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions and dispositions and includes the effects of the acquisition of Capstar Radio in October 1996.

EXTRAORDINARY ITEM

     In connection with the acquisition of Osborn, the Company repaid the AT&T Credit Facility. The repayment of the AT&T Credit Facility resulted in a prepayment penalty in the amount of $598,000, which was reported as an extraordinary item. In July 1997 and in connection with the GulfStar Merger, the Company recorded a loss on repurchase of GulfStar's preferred stock of approximately $5.4 million and an extraordinary loss on early extinguishment of certain GulfStar debt of approximately $2.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its consolidated financial statements.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Pursuant to the written consent of Capstar Partners, the sole stockholders of the Company, dated as of August 8, 1997, Capstar Partners elected Eric C. Neuman as the sole director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

  EXHIBIT
    NO.                               DESCRIPTION
  -------                             -----------
     4.1      -- Amendment No. 11 to Indenture, dated as of April 21,
                 1995, among the Registrant, IBJ Schroder Bank & Trust
                 Company, as Trustee, and the guarantors named therein,
                 governing Capstar Radio's 13 1/4% Senior Subordinated
                 Notes due 2003.(1)
    10.1      -- Agreement and Plan of Merger dated June 16, 1997, by and among GulfStar Communications, Inc., Capstar Broadcasting
                 Corporation ("Capstar Broadcasting"), CBC-GulfStar Merger
                 Sub, Inc. and the stockholders listed therein.(2)
    10.2      -- First Amendment to Employment Agreement dated February
                 14, 1997, effective July 1, 1997, among Capstar
                 Broadcasting Partners, Inc. ("Capstar Partners"), Capstar
                 Broadcasting, and R. Steven Hicks.(1)
    10.3      -- Employment Agreement dated July 1, 1997, between Capstar
                 Broadcasting and Paul D. Stone.(2)
    10.4      -- Employment Agreement dated July 1, 1997, between Capstar
                 Broadcasting and William S. Banowsky, Jr.(2)
    10.5      -- Not Used.
    10.6      -- Employment Agreement dated September 22, 1997, between
                 Capstar Broadcasting and Steven Dinetz.(1)
    10.7      -- Employment Agreement dated September 22, 1997, between
                 Capstar Broadcasting and Eric W. Neumann.(1)
    27.       -- Financial Data Schedule.*

---------------

*   Filed herewith.

(1) Incorporated by reference to Capstar Partner's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. File No. 333-25683.

(2) Incorporated by reference to Capstar Partners' Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-25683), dated July 8, 1997.

     (b) Reports on Form 8-K

     During the quarter ended September 30, 1997, the following reports on Form 8-K were filed:

     Current Report on Form 8-K/A dated May 1, 1997, relating to the Company's acquisition of Dixie Broadcasting, Inc. and Radio WBHP, Inc. Item 7 was reported.

     Current Report on Form 8-K dated July 8, 1997, relating to the Company's acquisition of GulfStar Communications, Inc. and Community Pacific Broadcasting L.P. Items 2 and 7 were reported.

     Current Report on Form 8-K/A dated July 8, 1997, relating to the Company's acquisition of GulfStar Communications, Inc. and Community Pacific Broadcasting L.P. Item 7 was reported.

     Current Report on Form 8-K dated August 6, 1997, relating to the Company's acquisition of Benchmark Communications Radio Limited Partnership. Items 2 and 7 were reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAPSTAR RADIO BROADCASTING
                                            PARTNERS, INC.

                                            By:      /s/ PAUL D. STONE
                                              ----------------------------------
                                                        Paul D. Stone
                                                   Executive Vice President

Date: November 14, 1997

                               INDEX TO EXHIBITS

                                                                            SEQUENTIALLY
  EXHIBIT                                                                     NUMBERED
    NO.                               DESCRIPTION                               PAGE
  -------                             -----------                           ------------
     4.1      -- Amendment No. 11 to Indenture, dated as of April 21,
                 1995, among the Registrant, IBJ Schroder Bank & Trust
                 Company, as Trustee, and the guarantors named therein,
                 governing Capstar Radio's 13 1/4% Senior Subordinated
                 Notes due 2003.(1).......................................
    10.1      -- Agreement and Plan of Merger dated June 16, 1997, by and among GulfStar Communications, Inc., Capstar Broadcasting
                 Corporation ("Capstar Broadcasting"), CBC-GulfStar Merger
                 Sub, Inc. and the stockholders listed therein.(2)........
    10.2      -- First Amendment to Employment Agreement dated February
                 14, 1997, effective July 1, 1997, among Capstar
                 Broadcasting Partners, Inc. ("Capstar Partners"), Capstar
                 Broadcasting, and R. Steven Hicks.(1)....................
    10.3      -- Employment Agreement dated July 1, 1997, between Capstar
                 Broadcasting and Paul D. Stone.(2).......................
    10.4      -- Employment Agreement dated July 1, 1997, between Capstar
                 Broadcasting and William S. Banowsky, Jr.(2).............
    10.5      -- Not Used.
    10.6      -- Employment Agreement dated September 22, 1997, between
                 Capstar Broadcasting and Steven Dinetz.(1)...............
    10.7      -- Employment Agreement dated September 22, 1997, between
                 Capstar Broadcasting and Eric W. Neumann.(1).............
    27        -- Financial Data Schedule.*

---------------

*   Filed herewith.

(1) Incorporated by reference to Capstar Partner's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. File No. 333-25683.

(2) Incorporated by reference to Capstar Partners' Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-25683), dated July 8, 1997.