Form 10-K405
period 1997-12-31
CAPSTAR RADIO BROADCASTING PARTNERS INC; CAPSTAR BROADCASTING PARTNERS INC
filed 1998-03-27
CIK 945821, 1026516

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO

        COMMISSION FILE NO. 333-25683                   COMMISSION FILE NO. 33-92732
             CAPSTAR BROADCASTING                        CAPSTAR RADIO BROADCASTING
                PARTNERS, INC.                                 PARTNERS, INC.
         (Exact name of Registrant as                   (Exact name of Registrant as
          specified in its charter)                      specified in its charter)
                   DELAWARE                                       DELAWARE
       (State or other jurisdiction of                (State or other jurisdiction of
        incorporation or organization)                 incorporation or organization)
                  75-2672663                                     13-3034720
               (I.R.S. Employer                               (I.R.S. Employer
            Identification Number)                         Identification Number)
             600 CONGRESS AVENUE                                   78701
                  SUITE 1400                                     (Zip Code)
                AUSTIN, TEXAS
   (Address of principal executive offices)

                             ---------------------

       Registrants' telephone number, including area code: (512) 340-7800

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether Capstar Broadcasting Partners, Inc. and Capstar Radio Broadcasting Partners, Inc. (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AT MARCH 23, 1998, 279,632,180 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE ("PARTNERS COMMON STOCK"), OF CAPSTAR BROADCASTING PARTNERS, INC. WERE OUTSTANDING. AS OF SUCH DATE, THERE WAS NO PUBLIC MARKET FOR THE PARTNERS COMMON STOCK.

     AT MARCH 23, 1998, 1,051,394,410 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE ("RADIO COMMON STOCK"), OF CAPSTAR RADIO BROADCASTING PARTNERS, INC. WERE OUTSTANDING. AS OF SUCH DATE, THERE WAS NO PUBLIC MARKET FOR THE RADIO COMMON STOCK.

                      Documents Incorporated by Reference

      NO DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PARTS I, II OR III.
================================================================================

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                                PAGE NO.
                                                                                --------
PART I
  Item 1.         Business....................................................      1
  Item 2.         Properties..................................................     38
  Item 3.         Legal Proceedings...........................................     39
  Item 4.         Submission of Matters to a Vote of Security Holders.........     39
PART II
  Item 5.         Market for Registrants' Common Equity and Related
                  Stockholder Matters.........................................     39
  Item 6.         Selected Historical Financial Data..........................     40
  Item 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     43
  Item 7A.        Quantitative and Qualitative Disclosure about Market Risk...     49
  Item 8.         Financial Statements and Supplementary Data.................     49
  Item 9.         Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure....................................     50
PART III
  Item 10.        Directors and Executive Officers of the Registrants.........     50
  Item 11.        Executive Compensation......................................     52
  Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management..................................................     58
  Item 13.        Certain Relationships and Related Transactions..............     60
PART IV
  Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................     66

                                       (i)

                                     PART I

ITEM 1. BUSINESS

     As used in this Annual Report on Form 10-K, unless the context otherwise requires, (i) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc.,
(ii) the "Company" collectively refers to Capstar Broadcasting Partners, Inc. and its subsidiaries after consummation of the Pending Transactions (as defined), (iii) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a wholly owned subsidiary of Capstar Partners, (iv) the "Companies" collectively refers to Capstar Partners and Capstar Radio, (v) "Atlantic Star" refers to Atlantic Star Communications, Inc., (vi) "Southern Star" refers to Southern Star Communications, Inc., (vii) "GulfStar" refers to GulfStar Communications, Inc., (viii) "Central Star" refers to Central Star Communications, Inc., and (ix) "Pacific Star" refers to Pacific Star Communications, Inc. Certain capitalized terms used in this Annual Report on Form 10-K and not otherwise defined are defined herein under the caption "Glossary of Certain Terms."

GENERAL

     In October 1996, Capstar Partners was incorporated and acquired Commodore Media, Inc., which was subsequently renamed Capstar Radio Broadcasting Partners, Inc. In June 1997, Capstar Broadcasting Corporation ("Capstar Broadcasting") acquired all of the outstanding common stock of Capstar Partners. The Company is the largest radio broadcaster in the United States operating primarily in mid-sized markets. Since its first acquisition in October 1996, the Company has assembled, on a pro forma basis after giving effect to the Pending Transactions, a nationwide portfolio of 240 owned and operated or programmed stations in 57 mid-sized markets. This portfolio includes clusters of four or more stations in 35 markets and comprises the leading station group, in terms of revenue share and/or audience share, in 39 markets.

     R. Steven Hicks, an executive with over 30 years of experience in the radio broadcasting industry, and Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private equity firm ("Hicks Muse"), formed the Company to capitalize on the consolidation opportunities produced by the Telecommunications Act of 1996 (the "Telecom Act"). R. Steven Hicks and Hicks Muse recognized that the Telecom Act created a particularly attractive and unique opportunity to consolidate stations in mid-sized markets and, accordingly, created a company that was designed specifically to address this market opportunity. Because the Telecom Act enabled operators in mid-sized markets for the first time to form clusters of four or more stations in individual markets, R. Steven Hicks and Hicks Muse believed that the Company could achieve the economies of scale necessary to support an investment in higher quality managers, programming and systems in these markets. The creation of sizable operations allows the Company to upgrade its stations' programming, sales, promotions, engineering and administrative operations to standards previously seen only in larger markets. Management believes that this positions the Company to help generate revenue growth in these markets in excess of historical growth rates, to increase its audience and revenue shares within these markets and, by capitalizing on economies of scale, to achieve increases in its BCF growth rates and margins.

     Management believes that the Company's national portfolio of 240 stations creates significant revenue and cash flow growth opportunities for the Company, previously unavailable to mid-sized market operators. For example, the Company is utilizing innovative computer networking technology to distribute high quality programming created in centralized locations to selected stations throughout the country, while maintaining the local character of each broadcast. This allows management to reduce staffing and programming costs while substantially increasing the quality of programming. In addition, the Company's national audience of 17 million listeners per week, the largest national audience among middle market radio broadcasters, has created, for the first time, an opportunity for national, network and regional advertisers to easily reach listeners in mid-sized markets. Furthermore, management believes that the Company's well-developed infrastructure allows it to efficiently acquire and integrate additional stations.

     Because the Company has assembled its portfolio of 240 stations over the past 18 months, management considers many of these newly formed station clusters to be underdeveloped with the potential for substantial growth as the Company capitalizes on the opportunities created by industry deregulation and the implementation of its acquisition strategy.

STATION PORTFOLIO

     The Companies are holding companies which conduct substantially all of their operations through their subsidiaries, Atlantic Star, Southern Star, GulfStar, Central Star, and Pacific Star. To effectively and efficiently manage its station portfolio, the Company has developed a flexible operating structure designed to manage a large and growing number of radio stations throughout the United States. The station portfolio is operationally organized into five regions: the Northeast (Atlantic Star), the Southeast (Southern Star), the Southwest (GulfStar), the Midwest (Central Star) and the West (Pacific Star), each of which is managed by regional executives in conjunction with general managers in each of the Company's markets.

     The following table sets forth certain information regarding the Company's station portfolio, assuming consummation of the Pending Transactions:

                                                                        NUMBER
                                                                          OF
                                                                       STATIONS       COMPANY         COMPANY
                                                               MSA     ---------   REVENUE SHARE   AUDIENCE SHARE
                         MARKET(1)                           RANK(2)   FM    AM       RANK(2)         RANK(3)
                         ---------                           -------   ---   ---   -------------   --------------
NORTHEAST REGION (ATLANTIC STAR)
 Allentown-Bethlehem, PA....................................    65      2     2           1                1
 Harrisburg-Lebanon-Carlisle, PA............................    73      1     1           2                2
 Wilmington, DE.............................................    74      2     2           3                2
 Roanoke, VA................................................   102      4     1           2                1
 Worcester, MA..............................................   107      1     1           1                1
 Fairfield County, CT(4)....................................   112      2     2           2                4
 Portsmouth-Dover-Rochester, NH.............................   117      4     3           1                1
 Huntington, WV-Ashland, KY(5)..............................   139      5     5           1                1
 Manchester, NH.............................................   193      1     1           2                2
 Wheeling, WV(5)............................................   216      5     2           1                1
 Winchester, VA.............................................   219      2     1           1                1
 Burlington, VT.............................................   221      1    --           2                4t
 Lynchburg, VA..............................................    NA      3     1           1                1
                                                                       ---   --
       Subtotal.............................................           33    22
SOUTHEAST REGION (SOUTHERN STAR)
 Birmingham, AL.............................................    55      2     1           3                3
 Columbia, SC...............................................    90      4     2           1                1
 Melbourne-Titusville-Cocoa, FL.............................    96      3     2           1                1
 Huntsville, AL.............................................   113      4     2           1                1
 Ft. Pierce-Stuart-Vero Beach, FL(5)........................   119      5     1           1                1
 Montgomery, AL.............................................   143      3    --           2                1
 Savannah, GA...............................................   154      4     2           1                1
 Asheville, NC..............................................   176      1     1           1                1
 Tuscaloosa, AL(5)..........................................   215      3     1           1                1
 Jackson, TN................................................   260      2     1           1                1
 Statesville, NC............................................    NA      1     1          NA               NA
 Gadsden, AL................................................    NA      1     1          NA               NA
                                                                       ---   --
       Subtotal.............................................           33    15
SOUTHWEST REGION (GULFSTAR)
 Austin, TX(5)..............................................    50      2     1           1                1
 Baton Rouge, LA............................................    81      3     3           1                1
 Pensacola, FL..............................................   123      4    --           1                1
 Corpus Christi, TX.........................................   127      4     2           1                1
 Beaumont, TX...............................................   128      3     1           1                1
 Shreveport, LA.............................................   129      2     1           2                2
 Tyler-Longview, TX(5)......................................   141      4     1           1                1
 Killeen, TX(5).............................................   151      2    --           1                1
 Fayetteville, AR...........................................   156      4    --           1                1
 Ft. Smith, AR..............................................   169      2     1           1                1
 Lubbock, TX................................................   173      4     2           1                1
 Midland, TX(5).............................................   174      3    --           2                2
 Amarillo, TX(5)............................................   188      3     1           2                2
 Waco, TX...................................................   192      4     2           1                1
 Alexandria, LA(5)..........................................   200      3     1           1                1

                                                                        NUMBER
                                                                          OF
                                                                       STATIONS       COMPANY         COMPANY
                                                               MSA     ---------   REVENUE SHARE   AUDIENCE SHARE
                         MARKET(1)                           RANK(2)   FM    AM       RANK(2)         RANK(3)
                         ---------                           -------   ---   ---   -------------   --------------
 Texarkana, TX(5)...........................................   241      4     2           1                1
 Lawton, OK.................................................   249      2    --           1                1
 Lufkin, TX(5)..............................................    NA      3     1          NA                1
 Victoria, TX...............................................    NA      2    --          NA                1
                                                                       ---   --
       Subtotal.............................................           58    19
MIDWEST REGION (CENTRAL STAR)
 Grand Rapids, MI...........................................    65      3     1           2                2
 Des Moines, IA.............................................    88      2     1           3                3t
 Madison, WI................................................   120      4     2           1                1
 Springfield, IL............................................   190      2     1           3                3
 Cedar Rapids, IA...........................................   199      2    --           2                2
 Battle Creek-Kalamazoo, MI.................................   232      2     2           1                1
                                                                       ---   --
       Subtotal.............................................           15     7
WEST REGION (PACIFIC STAR)
 Honolulu, HI...............................................    59      4     3           1                1
 Fresno, CA(5)..............................................    64      6     3           2                2
 Modesto-Stockton, CA(5)....................................   121      3     2           2                2
 Anchorage, AK..............................................   170      4     2           2                1
 Fairbanks, AK(4)...........................................    NA      3     1          NA                1
 Farmington, NM.............................................    NA      3     1          NA               NA
 Yuma, AZ...................................................    NA      2     1          NA                1
                                                                       ---   --
       Subtotal.............................................           25    13
       Total(6).............................................           164   76
                                                                       ===   ==

---------------
NA   Information not available.
t    Tied with another radio station group.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) Metropolitan Statistical Area ("MSA") rank and Company revenue share rank obtained from BIA Research-Master Access, Version 2.0 Radio Analysis Database (current as of February 27, 1998). Revenue figures based upon 1997 gross revenue for the indicated markets.

(3) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending either Spring or Fall 1997 for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight, except for the Yuma, Arizona market which was obtained from AccuRatings. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signals originate outside the MSA.

(4) Fairfield County, Connecticut is a custom survey area ("CSA") as defined by Arbitron. The CSA includes the Arbitron markets of Bridgeport, Stamford-Norwalk and Danbury, Connecticut with market rankings of 112, 134 and 191, respectively. MSA rank is listed for the Bridgeport market only. The combined rank for the CSA has not been estimated. Fairbanks, Alaska is a CSA as defined by Arbitron, for which audience share rank was obtained from Arbitron's Fall 1997 CSA Market Report.

(5) The Company provides certain sales and marketing services to stations WPAW-FM in Ft. Pierce-Stuart-Vero Beach, Florida, WEEL-FM in Wheeling, West Virginia, and KLFX-FM in Killeen, TX pursuant to JSAs (as defined). The Company provides certain sales, programming and marketing services to stations WHRD-AM in Huntington, West Virginia and KTFS-AM and KTWN-FM in Texarkana, Texas; and pending consummation of the respective acquisitions to stations KZBQ-FM in Tuscaloosa, Alabama; KKTX-AM and KKTX-FM in Tyler-Longview, Texas, KASE-FM, KVET-FM and KVET-AM in Austin, Texas; KCDQ-FM, KCHX-FM and KMRK-FM in Midland, Texas; KMML-FM, KBUY-FM, KNSY-FM and KIXZ-AM in Amarillo, Texas; and KRRV-FM, KKST-FM, KZMZ-FM and KDBS-AM in Alexandria, Louisiana; KTBQ-FM and KSFA-AM in Lufkin, Texas; KEZL-FM, KFSO-FM, KTHT-FM, KFSO-AM in Fresno, California; and KOSO-FM in Modesto-Stockton, California pursuant to LMAs (as defined). The chart includes these stations.

(6) The table does not include the stations that the Company has under contract to acquire in regard to the Big Chief Acquisition, the KRNA Acquisition, and the Gibbons Acquisition (each as defined in "-- Glossary of Certain Terms"), which may not be completed due to regulatory reasons. See "-- The Transactions" and "-- Federal Regulation of Radio Broadcasting -- Federal Antitrust Laws."

OPERATING STRATEGY

     The Company's primary goals are to (i) achieve revenue growth rates at its stations that are significantly in excess of historical growth rates achieved in comparable markets and (ii) to increase its operating margins at these stations at growth rates which exceed the average in operating margins growth rates being achieved in large markets. The Company intends to achieve these goals through the implementation of the following strategies:

     Enhance Revenue Growth through Multiple Station Ownership. The ownership of multiple stations in a market allows the Company to coordinate its programming to appeal to a broad spectrum of listeners. Once a station cluster has been created, the Company can provide one-stop shopping to advertisers attempting to reach a wide range of demographic groups in the Company's markets. Management believes that simplifying the buying of advertising time for customers encourages increased advertiser usage, thereby enhancing the Company's revenue generating potential. The Company also believes this simplification of the buying process is particularly effective outside the largest markets because advertisers in smaller markets typically perform more functions in the buying process for themselves (as opposed to outsourcing these functions to advertising firms or other vendors). By offering broad demographic coverage, the Company can also compete more effectively against alternative media, such as newspaper and television, thus potentially increasing radio's share of the total advertising dollars spent in a given market.

     The Company believes that multiple station ownership will allow it to be more effective in pursuing national, network and regional advertisers, a source of revenues which was previously limited in mid-sized markets. For example, the Company believes that its participation in the AMFM Radio Network, a national radio network owned by Chancellor Media Corporation ("Chancellor Media"), illustrates the Company's ability to attract new sources of network revenues to its stations as a result of its large audience reach.

     Utilize Sophisticated Revenue Generating Techniques. Following the acquisition of a station or station group, the Company implements sophisticated techniques such as advertising inventory management systems and centralized sales training programs to allow such stations to serve their advertising clients better and to compete more effectively with other media. It also utilizes in-depth music research studies to improve the quality of the programming and its responsiveness to the local market. Management believes that many single station or single market operators cannot justify the costs associated with utilizing these management techniques.

     Use Innovative Computer Technology to Enhance Programming. The Company is an industry leader in using computer network technology to deliver high quality programming. The Company's StarSystem, a Company-owned programming distribution network, is designed to broadcast quality programming from centralized locations to selected stations throughout its markets. With this system, a single radio personality is able to introduce programming in multiple markets by digitally transferring individual introductions for each local market and inserting them into the playlist via the Company's wide area computer network. StarSystem therefore enables the Company to make high quality on-air talent available on a cost-effective basis in markets that previously could not afford that level of programming while still maintaining a station's local identity. Management believes that in addition to the cost reductions associated with this system, StarSystem provides the Company with a competitive advantage by allowing management to implement format changes quickly, and integrate newly acquired stations and clusters more efficiently. To date, the Company has installed and is utilizing StarSystem at 16 stations at a one time cost of approximately $43,000 per station, which has resulted in average cost reductions of approximately $44,000 at each such station on an annualized basis. The Company intends to expand its StarSystem to an additional 133 stations by December 31, 1998. The Company plans to develop additional regionalized programming centers to continue its expansion of StarSystem during 1999.

     Create Low Cost Operating Structure. Management believes that it can create a low cost operating structure in mid-sized markets for several reasons. First, because stations in mid-sized markets typically have less direct format competition, the Company is less reliant on expensive on-air celebrities and costly advertising and promotional campaigns to capture listeners. Second, the ownership of multiple stations within a market allows the Company to achieve substantial cost savings through the consolidation of facilities, management, sales and administrative personnel and operating resources (such as on-air talent, programming and music research) and through the elimination of redundant corporate expenses. Furthermore, the Company, as a result of its large station portfolio, combined with the consolidated purchasing power of other companies affiliated with Hicks Muse, has realized volume discounts in such areas as national representation commissions, employee benefits, casualty insurance premiums and other operating expenses.

     Capitalize on Extensive Regional Management Experience. Each of the Company's regional presidents and chief executive officers has extensive industry experience, having served as a senior executive and/or owner of, or consultant to, one or more substantial station groups in mid-sized to large markets. The Company has capitalized on this experience by designing a regional organizational structure to manage its station portfolio effectively and to accommodate future in-market or station group acquisitions. Each regional operating executive reports directly to the Company's Chief Operating Officer. The Company believes that each of its regional executives possesses considerable knowledge of its region's other radio broadcasters and is therefore well situated to identify strategic acquisition candidates.

ACQUISITION STRATEGY

     The Company is the leading consolidator of radio stations in mid-sized markets throughout the United States. Management has achieved this position using an acquisition strategy that it believes allows the Company to develop radio station clusters at reasonable prices. First, the Company seeks to enter attractive new mid-sized markets by acquiring a leading station (or a group that owns a leading station). The Company then uses the initial acquisition as a platform to acquire additional stations. Management believes by leveraging its existing infrastructure, knowledge of and relationships with advertisers and substantial experience, it can improve the operating performance and financial results of acquired stations. From time to time, management also evaluates other acquisition opportunities in advertising related businesses that it believes would complement the Company's radio broadcasting business. From time to time, the Company may acquire station groups or companies with one or more stations in large markets. Although the Company's primary acquisition strategy is to acquire and operate stations in mid-sized markets, the Company may in the future retain and operate such large market stations.

THE TRANSACTIONS

  Completed Transactions

     Since its formation in 1996, the Company has acquired 231 stations in 27 separate transactions with purchase prices ranging from $200,000 to $225.0 million, and for strategic or regulatory reasons has sold 14 stations in seven separate transactions with sale prices ranging from $100,000 to $40.0 million. The following table summarizes the Completed Transactions that have been consummated by the Company.

                                                                STATIONS
                                                               ACQUIRED/
                                                              DISPOSED OF
                                                  DATE        ------------
              TRANSACTION(1)                     CLOSED       FM       AM          REGION
              --------------                     ------       ---      ---         ------
Acquisitions
Commodore..................................  October 1996     18       12       NE/SE
Osborn.....................................  February 1997    12        6       NE/SE
Space Coast................................  April 1997        3        2       Southeast
Osborn Tuscaloosa..........................  April 1997        1        1       Southeast
Osborn Huntsville..........................  May 1997          1        2       Southeast
GulfStar...................................  July 1997        34       12       SW/W
Community Pacific..........................  July 1997         6        5       MW/W
Cavalier...................................  July 1997         4        1       Northeast
McForhun...................................  August 1997       1       --       Southwest
Livingston.................................  August 1997      --        1       Southwest
Benchmark..................................  August 1997      20       10       NE/SE/SW
Emerald City...............................  August 1997       1       --       Southeast
Madison....................................  August 1997       4        2       Midwest
WRIS.......................................  September 1997    1       --       Northeast
Booneville.................................  September 1997    1       --       Southwest
American General...........................  October 1997      1       --       Southwest
Ameron.....................................  October 1997      2        1       Southeast
Griffith...................................  October 1997      3       --       Southeast
KJEM.......................................  October 1997      1       --       Southwest
KLAW.......................................  October 1997      2       --       Southwest
COMCO......................................  November 1997     4        2       West
Knight.....................................  January 1998      5        3       Northeast
Quass......................................  January 1998      2       --       Midwest
East Penn..................................  January 1998     --        1       Northeast
Patterson..................................  January 1988     25       14       NE/SE/SW/MW/W
Commonwealth...............................  February 1998     2        1       West
Reynolds...................................  February 1998     1       --       Southeast
                                                              ---      --
        Total..............................                   155      76
                                                              ===      ==
Dispositions
Osborn Ft. Myers...........................  April 1997        2        1       Southeast
Wilmington.................................  September 1997    1       --       Northeast
KASH.......................................  November 1997    --        1       West
Bryan......................................  September 1997    1        1       Southwest
Allentown..................................  January 1998      1        1       Northeast
Jackson....................................  February 1998     2        2       Southeast
Dayton.....................................  February 1998     1       --       Northeast
                                                              ---      --
        Total..............................                    8        6
                                                              ===      ==

---------------

(1) As defined in "-- Glossary of Certain Terms." Does not include (i) 30 stations for which the Company currently provides services pursuant to LMAs and JSAs and (ii) one station for which a third party provides services pursuant to an LMA.

  Pending Transactions

     The Company has entered into 12 agreements to acquire 33 additional stations (24 FM and nine AM) in 14 mid-sized markets (including 24 stations in nine mid-sized markets for which the Company currently provides services pursuant to an LMA) for $157.4 million (the "Pending Acquisitions"), and five agreements to dispose of 16 stations (11 FM and five AM) for $96.9 million (the "Pending Dispositions" and, together with the Pending Acquisitions, the "Pending Transactions"). Upon completion of the Pending Transactions, the Company will own and operate or program 240 radio stations in 57 mid-sized markets located throughout the United States. The Company must obtain additional financing to consummate the Pending Transactions and there can be no assurance that such financing will be available to the Company on terms acceptable to its management. Consummation of each of the Pending Transactions is subject to numerous conditions, including governmental approvals. Accordingly, the actual date of consummation of each of the Pending Transactions may vary from the anticipated closing dates. No assurances can be given that any or all of the Pending Transactions will be consummated or that, if completed, they will be successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The following table summarizes the Pending Transactions.

                                                 STATIONS TO BE
                                                   ACQUIRED/
                                                  DISPOSED OF                                       ESTIMATED
                                                 --------------                   EXPECTED          PURCHASE
                TRANSACTION(1)                    FM        AM      REGION      CLOSING DATE          PRICE
                --------------                   ----      ----     ------      -------------    ---------------
                                                                                                 ($ IN MILLIONS)
Acquisitions
Grant..........................................    1        --     Southeast    April 1998           $  3.2
KOSO...........................................    1        --     West         April 1998              8.0
Class Act......................................    1         1     Southwest    April 1998              0.9
Fairbanks......................................    1        --     West         April 1998              0.2
KDOS...........................................    1         1     Southwest    April 1998              3.4
Americom(2)....................................    3         1     West         May 1998               21.0
Austin(3)......................................    2         1     Southwest    May 1998               90.3
Shreveport-KMJJ................................    1        --     Southwest    June 1998               5.5
Pensacola-WYCL.................................    1        --     Southeast    June 1998               6.2
Portsmouth.....................................    2         2     Northeast    July 1998               6.0
Champion.......................................    9         2     Southwest    January 1999           11.3
Noalmark(4)....................................    1         1     Southwest    March 2000              1.4
                                                  --        --                                       ------
        Total..................................   24         9                                       $157.4
                                                  ==        ==                                       ======
Dispositions
Westchester....................................    2         1     Northeast    April 1998             35.0
Americom(2)....................................    2         1     West         May 1998                4.5
Salisbury-Ocean City...........................    2        --     Northeast    May 1998                7.5
Greenville(5)..................................    3         1     Southeast    May 1998               35.0
Upper Fairfield(5).............................    2         2     Northeast    May 1998               14.9
                                                  --        --                                       ------
        Total..................................   11         5                                       $ 96.9
                                                  ==        ==                                       ======

---------------

(1) As hereinafter defined and/or in "-- Glossary of Certain Terms." The table also does not include (i) the Big Chief Acquisition, the KRNA Acquisition, the KATQ Acquisition or the Gibbons Acquisition (each as defined in "-- Glossary of Certain Terms"), each of which the Company does not anticipate will close due to regulatory reasons, (ii) the SFX Jackson-Biloxi Acquisition, which the Company expects will be terminated upon the consummation of the SFX Acquisition (as defined) and (iii) the McCarthy Acquisition (as defined), which is in litigation and is not expected to be consummated. See "-- Federal Regulation of Radio Broadcasting -- Federal Antitrust Laws."

(2) The Company will purchase three radio stations (two FM and one AM) from Americom for cash and, concurrently therewith, exchange three of the Company's radio stations (two FM and one AM) for another FM radio station of Americom.

(3) See " -- The SFX Transactions -- SFX Related Transactions."

(4) The Company has an option to acquire two stations in the Longview, Texas market from Noalmark Broadcasting Corp. on or before March 6, 2000. The Company currently provides services for such stations pursuant to an LMA and expects to exercise the option on or before March 6, 2000.

(5) The sale of such stations on or before the consummation of the SFX Acquisition is required to avoid violation of the multiple station ownership limitations under the Communications Act (as defined). If such dispositions cannot be consummated on or before the consummation of the SFX Acquisition, then, subject to the approval of the Federal Communications Commission (the "FCC"), the Company intends to place the assets of such stations (including FCC licenses) in trust pending the disposition of thereof by the trustee. Upon the consummation of the sale of any assets that may be placed in trust, the trustee would distribute the net proceeds therefrom to the Company. The Company cannot predict whether or when such assets, if placed in trust, will be sold, or if sold, whether they will be sold at a profit to the Company.

THE SFX TRANSACTIONS

  SFX Acquisition

     Pursuant to a merger agreement dated as of August 24, 1997, as amended (the "Merger Agreement"), a subsidiary of SBI Holding Corporation ("SBI") will be merged, subject to certain conditions, with and into SFX Broadcasting, Inc. ("SFX"), with SFX continuing as the surviving corporation and an indirect wholly-owned subsidiary of Capstar Broadcasting and, perhaps, the Company (the "SFX Acquisition"). The total cash cost of the merger and related repayment of existing indebtedness under the existing credit facility of SFX (the "SFX Credit Facility") is expected to be approximately $1.5 billion if completed by June 1998 and assuming that either a Spin-Off (as defined below) or an Alternative Transaction (as defined below) is consummated on or before the effective time of the SFX Acquisition. The Company expects that Hicks, Muse, Tate & Furst Equity Fund III, L.P., the sole stockholder of SBI, will contribute SBI to Capstar Broadcasting prior to the SFX Acquisition. Capstar Broadcasting has announced that it has filed with the Securities and Exchange Commission a registration statement for a proposed initial public offering of shares of Capstar Broadcasting's Class A common stock, the proceeds of which would be used to partially finance the SFX Acquisition. There are no assurances that Capstar Broadcasting's proposed offering will be completed. If completed, however, the Company expects that the Company will also partially finance the SFX Acquisition with borrowings under the credit facility of Capstar Radio (the "Capstar Credit Facility"), and that SFX, once acquired, will be contributed through Capstar Partners to Capstar Radio. If the proposed public offering is not completed, the Company does not expect SFX to become a subsidiary of Capstar Radio, although the Company does expect that it will partially finance the SFX Acquisition through a combination of borrowings under the Capstar Credit Facility and asset sales to SFX. Except as described in "-- The Transactions -- Pending Transactions," the Company has not specifically identified radio stations that may be sold in connection with the consummation of the SFX Acquisition. No assurances can be given that the SFX Acquisition will be consummated or, if consummated, that the Company will acquire a portion or all of SFX's capital stock or, if acquired, that such investment will be successful. R. Steven Hicks, the Company's Chief Executive Officer, co-founded SFX and served as its chief executive officer for three years before resigning in 1996 to form the Company with Hicks Muse.

     Pursuant to the Merger Agreement, SFX has contributed all of the capital stock of SFX Concerts, Inc. (formerly known as Delsener/Slater Enterprises, Inc.) to SFX Entertainment, Inc., a wholly-owned subsidiary of SFX which holds all of SFX's live entertainment business ("SFX Entertainment"). The Merger Agreement requires SFX, prior to the consummation of the merger, to either distribute all of the capital stock owned by SFX in SFX Entertainment to certain of SFX's stockholders and other securityholders (the "Spin-Off") or otherwise dispose of SFX Entertainment if the Spin-Off would violate applicable law or any material agreement to which SFX or any of its subsidiaries is a party (an "Alternate Transaction"). If SFX does not dispose of SFX Entertainment, whether through a Spin-Off or Alternative Transaction, then SBI may elect whether to consummate the SFX Acquisition (by increasing the merger consideration by an additional $42 million) and thereby acquiring SFX Entertainment and its subsidiaries or terminating the Merger Agreement. The Company expects that the Spin-Off or an Alternative Transaction will occur on or before the effective time of the SFX Acquisition.

     The SFX Acquisition is subject to a number of conditions which are beyond Capstar Broadcasting's and the Company's control. The following is a summary of certain of the material provisions of the Merger Agreement and does not purport to be a complete description of the Merger Agreement.

     Merger Consideration. Pursuant to the Merger Agreement, the issued and outstanding shares (other than shares held by persons who exercise statutory dissenters' appraisal rights) of SFX's Class A common stock, Class B common stock, Series C preferred stock, and Series D preferred stock will be converted into the right to receive cash in an amount equal to approximately $1.2 billion in the aggregate at the effective time of the merger (the "Effective Time"), subject to adjustment as described hereinafter and assuming that a Spin-Off or Alternative Disposition will not occur. Each issued and outstanding share of 12 5/8% Series E Cumulative Preferred Stock, par value $0.01 per share ("12 5/8% SFX Preferred Stock"), of SFX will remain outstanding after the Effective Time. After the consummation of the SFX Acquisition $122.3 million in aggregate liquidation preference of the 12 5/8% SFX Preferred Stock may be redeemed for an aggregate purchase price of $137.8 million, including $15.5 million in redemption premium. Each option or warrant to purchase shares of SFX capital stock will, at the Effective Time, represent only the right to receive cash from SFX (net of any applicable exercise price).

     Closing Extension and Adjustment to Merger Consideration. The "Termination Date" of the Merger Agreement is June 1, 1998, subject to extension by SBI for up to three months, in one-calendar-month intervals; however, if SBI extends the closing date beyond June 1, 1998, subject to certain exceptions, the merger consideration payable to holders of SFX's Class A common stock ("Class A Merger Consideration") and holders of Class B common stock ("Class B Merger Consideration") will increase by $1.00 per share for each calendar month of extension. Under certain circumstances, if any judicial order delaying the merger is lifted, and if SBI fails to consummate the merger within 10 days thereafter, then the Class A Merger Consideration and Class B Merger Consideration will be increased by $2.00 per share for each calendar month (or partial calendar month) between the Termination Date and the Effective Time.

     Covenants. SFX has agreed that, until the Effective Time, it will, and will cause its subsidiaries to, carry on their businesses in the ordinary and usual course, and (except as contemplated by the Merger Agreement) it will not, and will not permit its subsidiaries to, without the consent of SBI, among other things, (a) declare or pay dividends or other distributions or sell or acquire any shares of its capital stock, (b) amend the certificate of incorporation or by-laws of SFX, (c) acquire or sell any assets, (d) incur indebtedness or make loans, (e) modify or terminate any material contract, (f) fail to act in the ordinary course of business consistent with past practices to (i) preserve substantially intact SFX's and each of its subsidiary's present business organization, (ii) keep available the services of certain employees or (iii) preserve its relationships with customers, suppliers and others, (g) fail to use commercially reasonable efforts to maintain SFX's assets, (h) merge or consolidate with any other entity or dissolve or liquidate any material subsidiary, (i) materially increase the compensation or benefits of any director, officer or employee, (j) pay, discharge or satisfy certain material claims or liabilities, (k) enter into a local marketing agreement, joint sales agreement or similar agreement with any entity other than SBI, (l) engage in any transaction with any of its affiliates, other than transactions that do not contain any ongoing obligations of SFX after the closing and would not reasonably be expected to have a material adverse effect on SFX or to materially delay or prevent the consummation of the transactions contemplated by the Merger Agreement or (m) authorize, commit or agree to take any of the foregoing transactions. None of the foregoing prohibitions prohibits the Spin-Off or an Alternate Transaction.

     SBI has agreed that, until the Effective Time, it will, and will cause its subsidiaries to, carry on their businesses in the ordinary and usual course, unless SFX otherwise agrees in writing or except as otherwise required by the Merger Agreement.

     Pursuant to the Merger Agreement, holders of options and stock appreciation rights ("SARs") issued by SFX will receive cash equal to the merger consideration paid to the SFX stockholders less the exercise price per option or base price per SARs.

     SFX is required to cause its outstanding indebtedness as of immediately prior to the Effective Time to consist only of borrowings under the SFX Credit Facility and SFX's 10 3/4% Senior Subordinated Notes due 2006 and 11 3/8% Senior Subordinated Notes due 2000. According to SFX, as of December 31, 1997, approximately $908,000 of indebtedness must be retired by SFX prior to the Effective Time.

     SFX and SBI are required to use all reasonable efforts to complete the merger, to file an application requesting the approval of the FCC (the "FCC Consent") for the transfer of control of SFX's radio stations resulting from the merger and to file all documents required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Without the prior written consent of SBI, SFX is prohibited, with certain exceptions, from taking any action that could impair or delay obtaining the FCC Consent or complying with or satisfying the terms thereof. The FCC application was filed on September 23, 1997, and has not been granted to date. The filing under the HSR Act was made on September 23, 1997, and the DOJ has requested additional information from SFX. See "Item 1. Business -- Federal Regulation of Radio Broadcasting -- Federal Antitrust Laws."

     The Merger Agreement contains certain additional provisions requiring the surviving corporation to (a) provide certain employee benefits, (b) indemnify officers, directors and employees and (c) maintain directors' and officers' liability insurance.

     No Solicitation. Until the termination of the Merger Agreement, SFX, its subsidiaries and their representatives are prohibited from soliciting, initiating or encouraging the submission of certain takeover proposals (a "Takeover Proposal"), or discussing, negotiating, or furnishing information regarding any Takeover Proposal. However, prior to the receipt of stockholder approval of the Merger Agreement and the merger, SFX and its representatives may under certain circumstances, in order to comply with the fiduciary duties of SFX's Board of Directors, furnish information and conduct negotiations regarding any unsolicited Takeover Proposal meeting certain criteria. The Merger Agreement requires SFX to keep SBI fully informed of the status and details of any Takeover Proposal. In addition, neither SFX's Board of Directors nor the SFX's independent committee of directors may (a) withdraw or modify, in a manner adverse to SBI, their approval of the merger or (b) approve or recommend any Takeover Proposal. However, this prohibition does not apply to certain Takeover Proposals which are on more favorable terms to SFX's stockholders than the merger, if SFX terminates the Merger Agreement.

     Conditions. The obligations of each party to consummate the merger are subject to the satisfaction or waiver of the following conditions: (a) the FCC Consent must be granted, (b) the waiting period under the HSR Act must expire or terminate and (c) there must be no injunction or other legal restraint on the merger. On March 26, 1998, a meeting of SFX's stockholders was held at which the stockholders of SFX approved the Merger Agreement, the merger and certain amendments to SFX's certificate of incorporation.

     The obligations of SBI and its merger subsidiary ("SBI Merger Sub") to consummate the merger are subject to the satisfaction or waiver of the following additional conditions: (a) the accuracy of SFX's representations and warranties in the Merger Agreement, (b) SFX's performance of its obligations pursuant to the Merger Agreement, (c) the finality of the FCC Consent, (d) obtaining releases of options and SARs from SFX's executive officers and directors and assumptions by SFX Entertainment of their employment agreements, (e) consummation of the Spin-Off or an Alternate Transaction and (f) obtaining material third party consents to the merger. SBI's and SBI Merger Sub's obligations under the Merger Agreement are not subject to any conditions regarding their ability to obtain financing.

     The obligations of SFX to consummate the merger are subject to the satisfaction or waiver of the following additional conditions: (a) the accuracy of SBI's and SBI Merger Sub's representations and warranties in the Merger Agreement and (b) SBI's and SBI Merger Sub's performance of their obligations pursuant to the Merger Agreement.

     Termination; Fees and Expenses; Letter of Credit. The Merger Agreement may be terminated:

          (a) By the mutual written consent of SFX, SBI and SBI Merger Sub.

          (b) By either SFX or SBI if the merger is not consummated on or before the Termination Date as such may be extended.

          (c) By either SFX or SBI if the Merger is permanently prohibited or enjoined. If the prohibition or injunction arises from litigation involving SFX and its stockholders and the Merger Agreement is terminated as set forth in this paragraph, then SFX must pay SBI $10.0 million (and an additional $40.0 million if, within 1 year of the termination, either SFX enters into a Takeover Proposal or 50% of the capital stock of SFX is acquired in a tender offer) and must reimburse SBI for its reasonable out-of-pocket expenses (not to exceed $10.0 million).

          (d) By SBI if (i) SFX breaches any representation or warranty contained in the Merger Agreement, unless the breach has no material adverse effect on SFX, or (ii) SFX fails to perform its obligations under the Merger Agreement. However, SBI may not terminate if the breach or failure to perform is cured within 30 days after notice thereof.

          (e) By SFX if (i) SBI or its merger subsidiary breaches any representation or warranty contained in the Merger Agreement, unless the breach has no material adverse effect on SBI's ability to perform its obligations under the Merger Agreement, or (ii) SBI and SBI Merger Sub fail to perform their obligations under the Merger Agreement. However, SFX may not terminate if the breach or failure to perform is cured within 30 days after notice.

          (f) By SFX if (i) SFX notifies SBI of a superior proposal (as defined in the Merger Agreement), and (ii) within five business days from receipt of the notice, SBI does not offer to revise the terms of the merger or the Board of Directors determines in good faith, after receiving advice from its financial adviser, that the superior proposal is superior to SBI's revised offer. If the Merger Agreement is terminated as set forth in this paragraph, SFX must pay SBI a termination fee of $50.0 million and must reimburse SBI for its reasonable out-of-pocket expenses (not to exceed $2.5 million).

          (g) By SBI if (i) a tender or exchange offer for 50% or more of the capital stock of SFX is commenced and SFX's Board of Directors fails to recommend that SFX's stockholders not tender their shares, or (ii) a Takeover Proposal is announced and the Board of Directors fails to reaffirm its recommendation of the merger. If the Merger Agreement is terminated as set forth in this paragraph, SFX must pay SBI a termination fee of $50.0 million and must reimburse SBI for its reasonable out-of-pocket expenses (not to exceed $2.5 million).

     Simultaneously with the execution of the Merger Agreement, SBI placed into escrow an irrevocable letter of credit for $100.0 million. The escrowed amount must be released to SFX if the Merger Agreement is terminated because: (a) the merger has not been consummated on or before the Termination Date, and, as of that date, the FCC Consent is not granted or the applicable waiting period under the HSR Act has not expired or been terminated, in each case other than primarily for certain reasons that are outside SBI's control; (b) the merger is permanently prohibited or enjoined (other in litigation involving SFX and its stockholders); or (c) SFX terminates the Merger Agreement as described in paragraph (e) above. The release of the letter of credit to SFX will be its sole remedy if the Merger Agreement is terminated as discussed above. If the Merger Agreement is terminated for reasons other than those for which the Merger Agreement provides liquidated damages, the non-breaching party will be entitled to recover its damages and expenses from the other party or parties.

     Sillerman Consulting and Non-Competition Agreement and Stockholder Agreement. Concurrently with the execution of the Merger Agreement, Robert F.X. Sillerman, SFX's Executive Chairman and a director of SFX, entered into a Consulting, Non-Compete and Termination Agreement with SBI and SFX, effective as of the Effective Time, pursuant to which Mr. Sillerman (i) tendered his resignation as an officer and director of SFX, (ii) agreed to release SFX from all claims he may then have against SFX, with certain specified exceptions,
(iii) agreed to serve as an adviser and consultant for a period of two years, and (iv) agreed that, subject to certain exceptions and for a period of five years commencing at the Effective Time, he would not engage in, manage or operate any entity (or be connected as a stockholder, director, officer, employee or agent of any entity) that engages in the business of owning, operating or providing services to radio stations in certain markets. SFX agreed to pay Mr. Sillerman, at the Effective Time, $2.0 million for his agreement to provide consulting services to SFX and $23.0 million for his agreement not to compete with SFX.

     Provisions Regarding the Spin-Off. Before the Spin-Off, SFX and SFX Entertainment will enter into a Distribution Agreement (the "Distribution Agreement"), a Tax Sharing Agreement (the "Tax Sharing Agreement"), and an Employee Benefits Agreement (the "Employee Benefits Agreement"). The Distribution Agreement, which contains the terms and conditions pursuant to which SFX and SFX Entertainment propose to separate their businesses, will be entered into by SFX, SFX Entertainment, and SBI before the Spin-Off. The terms and conditions of the Distribution Agreement include the following: the manner of effecting the Spin-Off, the transfer of certain assets to and the assumption of liabilities by SFX Entertainment, the obligation of SFX's senior management and certain other SFX employees to continue to devote time to the operations of SFX if the Spin-Off occurs prior to the Effective Time, the manner of allocating working capital (in general, current assets minus current liabilities of SFX, subject to certain agreed on adjustments) between SFX and SFX Entertainment, and the assignment of the use of the name "SFX" and other specific intellectual property of SFX to SFX Entertainment no later than six months from the date of the consummation of the merger. The Company expects that SFX Entertainment will be obligated to pay SFX approximately $3.0 million in settlement of the working capital allocation upon the consummation of the merger.

     Prior to the Spin-Off, SFX and SFX Entertainment will enter into the Tax Sharing Agreement. Under the Tax Sharing Agreement, SFX Entertainment will agree to pay to SFX its allocable share of the amount of the tax liability of SFX and SFX Entertainment combined, and each of SFX and SFX Entertainment will indemnify the other for any tax adjustment made in subsequent years that relates to taxes properly attributable to SFX Entertainment during the period prior to and including the Spin-Off. SFX Entertainment also will be responsible for any taxes of SFX resulting from the Spin-Off, including any income taxes that result from gain on the distribution that exceeds the net operating losses of SFX and SFX Entertainment available to offset gain resulting from the Spin-Off. The actual amount of the gain will be based on the excess of the value of the SFX Entertainment common stock distributed over the tax basis of such stock. The Company believes that the value of the SFX Entertainment common stock for tax purposes will be determined by no later than the first trading date following the date on which such common stock is distributed in the Spin-Off. Increases or decreases in the value of the SFX Entertainment common stock subsequent to such date will not effect the amount of the tax liability. If the SFX Entertainment common stock has a value of approximately $15 per share at the time of the Spin-Off, the Company believes that the indemnification payment that it would be entitled to receive from SFX Entertainment would not be material. The Company believes that such indemnification obligation would be approximately $4.0 million at $16 per share, and would increase by approximately $7.7 million for each $1.00 increase above $16 per share. The Company expects that any such indemnity payment will be due on or about June 15, 1998.

     Prior to the Spin-Off, SFX and SFX Entertainment will enter into an Employee Benefits Agreement in which each party agrees to take all actions necessary or appropriate so that, as of the Spin-Off, SFX Entertainment and its subsidiaries will no longer be participating employers and sponsors of the SFX's employee benefit plans.

  SFX Related Transactions

     SFX has one acquisition pending to acquire three radio stations for $35.0 million and, concurrently with the consummation of the SFX Acquisition, will be required to dispose of nine radio stations for the Company and SFX to remain in compliance with the multiple station ownership limitations under the Communications Act of 1934, as amended (the "Communications Act"), and with the requirements of the U.S. Department of Justice (the "DOJ"). See "-- Federal Regulation of Radio Broadcasting." In addition, Capstar Broadcasting has entered into a long-term, approximately $637.5 million station exchange agreement (the "Chancellor Exchange Agreement") with Chancellor Media, pursuant to which, if the SFX Acquisition is consummated, among other things, (i) ten SFX stations in the Dallas, Houston, San Diego and Pittsburgh markets will be sold to Chancellor Media in exchange for radio stations identified by Capstar Broadcasting over a three-year period and (ii) an SFX station in the Houston market will be sold to Chancellor Media in exchange for two stations of Chancellor Media in the Jacksonville, Florida market, and $90.25 million in cash, which cash would be used to consummate the Austin Acquisition. As part of the Chancellor Exchange Agreement, Chancellor Media would provide services to the ten SFX stations under separate LMAs for approximately $49.4 million per year, with corresponding decreases in the amount of the LMA fees received by the Company (assuming that Capstar Broadcasting contributes SFX to the Company) as stations are exchanged. No assurance can be given that SFX, if acquired, will be contributed to the Company or, if contributed, that stations acquired in exchange for the ten SFX stations will, either initially when such stations are acquired or thereafter, generate cash flow comparable to the LMA fees. All of these transactions are referred to herein as the "SFX Related Transactions" and, together with the SFX Acquisition, are referred to herein as the "SFX Transactions." The following table summarizes the stations that would be owned by SFX upon the consummation of the SFX Transactions.

                                                                        STATIONS    REVENUE   AUDIENCE
                                                                MSA     ---------    SHARE     SHARE
                         MARKET(1)                            RANK(2)   FM    AM    RANK(2)   RANK(3)
                         ---------                            -------   ---   ---   -------   --------
  Milwaukee, WI.............................................     30      1     1       4          5
  Providence, RI............................................     31      2     1       2          2
  Charlotte-Gastonia-Rock Hill, NC..........................     36      3    --       2          2
  Indianapolis, IN..........................................     37      2     1       2          3
  Greensboro, NC............................................     40      2     2       4          4
  Hartford, CT..............................................     42      4     1       2          2
  Nashville, TN.............................................     44      4     1       1          1
  Raleigh-Durham, NC........................................     48      4    --       1          1
  Jacksonville, FL..........................................     51      4     2       1          1
  Richmond, VA..............................................     56      4    --       2          2
  Albany-Schenectady-Troy, NY*..............................     57      3     2       1          1
  Greenville, SC............................................     58      3     1       1          1
  Tucson, AZ*...............................................     61      2     2       1          2
  Springfield, MA...........................................     77      2     1       1          3
  Wichita, KS...............................................     89      2     1       3          2
  New Haven, CT.............................................     95      2    --       1          1
  Jackson, MS...............................................    118      3     1       1          2
  Biloxi-Gulfport-Pascagoula, MS............................    137      2    --       1          1
                                                                        ---   --
        Total...............................................            49    17
                                                                        ===   ==

---------------

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank and Company revenue share rank obtained from BIA Research-Master Access, Version 2.0 Radio Analysis Database (current as of February 27,
    1998). Revenue figures based upon 1997 gross revenue for the indicated markets.

(3) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending either Spring or Fall 1997 for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signal originate outside the MSA.

  Other Transactions

     As part of the Company's ongoing acquisition strategy, the Company is continually evaluating other potential acquisition opportunities. The Company has entered into three separate nonbinding letters of intent to acquire and/or exchange substantially all of the assets of the respective potential sellers used or useful in the operations of each seller's radio stations, each of which is subject to various conditions, including the ability of the Company to enter into a definitive agreement to acquire such assets. No assurances can be given that definitive agreements will be entered into to acquire such assets or that such transactions will be consummated. See "-- Risks Associated with Business Activities -- Risks of Acquisition Strategy."

REGIONAL OPERATING GROUPS

  Regional Executives

     Each of the regional operating groups is operated by a regional president who has extensive industry experience, having served as a senior executive and/or owner of, or consultant to, one or more substantial station groups in mid-sized to large markets.

     Northeast Region. The Northeast Region is managed by its president and chief executive officer, James T. Shea, Jr. Mr. Shea has over 24 years of experience in the radio broadcasting industry. Mr. Shea's operating knowledge and strong advertising relationships helped Commodore Media, Inc. become a leading radio group in each of its markets prior to its acquisition by the Company in 1996.

     Southeast Region. The Southeast Region is managed by its president and chief executive officer, Rick Peters. Mr. Peters brings more than 25 years of broadcasting experience to the Company, including, most recently, serving as the President of Peters Communications, Inc., a programming consulting firm affiliated with radio stations in various mid-sized and large markets.

     Southwest Region. The Southwest Region is managed by its president and chief executive officer, John D. Cullen. Mr. Cullen has served as president and chief operating officer of GulfStar since 1996 and brings more than 16 years of radio experience to the Company. Prior to joining GulfStar, Mr. Cullen served as a regional manager for SFX.

     Midwest Region. The Midwest Region is managed by its president and chief executive officer, Mary K. Quass. Ms. Quass has more than 20 years experience in the radio broadcasting industry in numerous roles, including, most recently, serving as the president and chief executive officer of Quass Broadcasting Company until its acquisition by the Company in January 1998.

     West Region. The West Region is managed by its president and chief executive officer, Dex Allen, who has over 35 years of experience in the radio broadcasting industry. Mr. Allen served as the managing member of Commonwealth Broadcasting of Arizona, L.L.C. from 1984 until its acquisition by the Company in February 1998.

     In addition to a regional president, management for each region includes a human resources director, a controller, a director of programming, an engineer and one or more advertising sales people.

  Regional Station Portfolios

     The following tables set forth certain information regarding to the Company's station portfolio in each of its five regions, assuming consummation of the Pending Transactions.

                        NORTHEAST REGION (ATLANTIC STAR)

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
                MARKET AND                      SOURCE        MSA     DEMOGRAPHIC    SHARE     SHARE
         STATION CALL LETTERS(1)               COMPANY      RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
         -----------------------               -------      -------   -----------   -------   --------            ------
ALLENTOWN-BETHLEHEM, PA                                       65                      1         1
 WAEB-AM..................................  Commodore                       35+                          News/Talk/Sports
 WAEB-FM..................................  Commodore                   F18-49                           Hot Adult Contemporary
 WZZO-FM..................................  Commodore                   M18-49                           Album Rock
 WKAP-AM..................................  Commodore                       35+                          Nostalgia
HARRISBURG-LEBANON-CARLISLE, PA                               73                      2         2
 WTCY-AM..................................  Patterson                    35-54                           Urban Adult Contemporary
 WNNK-FM..................................  Patterson                   F25-44                           Contemporary Hits
WILMINGTON, DE                                                74                      3         2
 WJBR-AM..................................  Commodore                   F25-54                           Nostalgia
 WDSD-FM..................................  Benchmark                    25-54                           Country
 WRDX-FM..................................  Benchmark                    25-54                           Album Rock
 WDOV-AM..................................  Benchmark                    25-54                           News/Talk
ROANOKE, VA(4)                                               102                      2         1
 WROV-AM..................................  Benchmark                    25-54                           Album Rock
 WROV-FM..................................  Benchmark                    18-49                           Album Rock
 WRDJ-FM..................................  Cavalier                     35-64                           Oldies
 WJJS-FM..................................  Cavalier                     18-34                           Contemporary Hits
 WJLM-FM..................................  WRIS                         25-54                           Country
WORCESTER, MA                                                107                      1         1
 WTAG-AM..................................  Knight Quality               35-64                           News/Talk/Sports
 WSRS-FM..................................  Knight Quality              F25-44                           Lite Rock
FAIRFIELD COUNTY, CT(4)                                      112                      2         4
 WNLK-AM..................................  Commodore                       35+                          News/Talk
 WEFX-FM..................................  Commodore                   F18-49                           Classic Hits
 WSTC-AM..................................  Commodore                    25-54                           News/Talk
 WKHL-FM..................................  Commodore                    25-54                           Oldies
PORTSMOUTH-DOVER-ROCHESTER, NH                               117                      1         1
 WHEB-FM..................................  Knight Quality              M25-44                           Album Rock
 WXHT-FM..................................  Knight Quality              F25-44                           Adult Contemporary
 WTMN-AM..................................  Knight Quality              M18-50                           Sports/Talk
 WQSO-FM..................................  ARS                          35-64                           Oldies
 WERZ-FM..................................  ARS                          18-34                           Contemporary Hits
 WMYF-AM..................................  ARS                             35+                          Big Band
 WZNN-AM..................................  ARS                             35+                          Nostalgia
HUNTINGTON, WV-ASHLAND, KY                                   139                      1         1
 WTCR-AM..................................  Commodore                    25-54                           Classic Country
 WTCR-FM..................................  Commodore                    25-54                           Country
 WIRO-AM..................................  Commodore                   M25-54                           Sports
 WHRD-AM(5)...............................  Commodore                   M25-54                           Sports
 WZZW-AM..................................  Commodore                   M25-54                           Sports
 WKEE-AM..................................  Commodore                       35+                          Big Band
 WKEE-FM..................................  Commodore                    25-54                           Adult Contemporary
 WAMX-FM..................................  Commodore                   M25-54                           Rock
 WFXN-FM..................................  Commodore                   M25-54                           Classic Rock
 WBVB-FM..................................  Commodore                   M18-49                           Oldies
MANCHESTER, NH                                               193                      2         2
 WGIR-AM..................................  Knight Quality                  35+                          News/Talk/Sports
 WGIR-FM..................................  Knight Quality              M25-49                           Album Rock

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
                MARKET AND                      SOURCE        MSA     DEMOGRAPHIC    SHARE     SHARE
         STATION CALL LETTERS(1)               COMPANY      RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
         -----------------------               -------      -------   -----------   -------   --------            ------
WHEELING, WV                                                 216                      1         1
 WWVA-AM..................................  Osborn                       25-54                           Talk/Country
 WOVK-FM..................................  Osborn                       25-54                           Country
 WKWK-FM..................................  Osborn                       25-54                           Lite Rock
 WBBD-AM..................................  Osborn                       25-54                           Nostalgia
 WZNW-FM..................................  Osborn                       25-54                           Hot Adult Contemporary
 WEGW-FM..................................  Osborn                       25-54                           Rock
 WEEL-FM(5)...............................  Osborn                       25-54                           Oldies
WINCHESTER, VA                                               219                      1         1
 WUSQ-FM..................................  Benchmark                    25-54                           Country
 WFQX-FM..................................  Benchmark                    18-49                           Modern Rock
 WNTW-AM..................................  Benchmark                    25-54                           News/Sports/Talk
BURLINGTON, VT                                               221                      2         4t
 WEZF-FM..................................  Knight Quality              F25-54                           Adult Contemporary
LYNCHBURG, VA(4)                                              NA                      1         1
 WLDJ-FM..................................  Cavalier                     35-64                           Oldies
 WJJX-FM..................................  Cavalier                     18-34                           Contemporary Hits
 WJJS-AM..................................  Cavalier                     25-54                           Urban/Solid Gold
 WYYD-FM..................................  Benchmark                    25-54                           Country

---------------
F   Female
M   Male
NA  Information not available.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank and Company revenue share rank obtained from BIA Research-Master Access Version 2.0 Radio Analysis Database (current as of February 27,
    1998). Revenue figures based upon 1997 gross revenue for the indicated markets.

(3) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1997, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signal originate outside the MSA.

(4) Fairfield County is a CSA as defined by Arbitron. The CSA includes the Arbitron markets of Bridgeport, Stamford-Norwalk, and Danbury, Connecticut with market rankings of 112, 134, and 191, respectively. MSA Rank is listed for the Bridgeport market only. The combined rank for the CSA has not been estimated. Fairfield County, Connecticut audience share and revenues obtained from Arbitron's Custom Survey Area Report for the Fall 1997 period. Rankings for Roanoke, Virginia, and Lynchburg, Virginia markets were determined separately, using the City of License to determine the split of the market.

(5) The Company provides certain sales and marketing services to station WEEL-FM in Wheeling, West Virginia pursuant to a JSA. The Company provides certain sales, programming and marketing services to station WHRD-AM in Huntington, West Virginia pursuant to an LMA.

                        SOUTHEAST REGION (SOUTHERN STAR)

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
                 MARKET AND                      SOURCE       MSA     DEMOGRAPHIC    SHARE     SHARE
              CALL LETTERS(1)                   COMPANY     RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
              ---------------                   -------     -------   -----------   -------   --------            ------
BIRMINGHAM, AL                                                55                      3         3
 WMJJ-FM....................................  Ameron                    F25-54                           Adult Contemporary
 WERC-AM....................................  Ameron                    M35-54                           News/Talk
 WOWC-FM....................................  Ameron                     18-44                           Country
COLUMBIA, SC                                                  90                      1         1
 WCOS-FM....................................  Benchmark                  25-54                           Country
 WHKZ-FM....................................  Benchmark                  25-54                           Country
 WVOC-AM....................................  Benchmark                  35-64                           News/Talk
 WSCQ-FM....................................  Benchmark                  25-54                           Adult Standards
 WCOS-AM....................................  Benchmark                  25-54                           Country
 WNOK-FM....................................  Emerald City               25-54                           Contemporary Hits
MELBOURNE-TITUSVILLE-COCOA, FL                                96                      1         1
 WMMB-AM....................................  City                          50+                          Nostalgia
 WBVD-FM....................................  City                       35-64                           Classic Rock
 WMMV-AM....................................  EZY                        35-64                           Nostalgia
 WLRQ-FM....................................  EZY                        25-54                           Adult Contemporary
 WHKR-FM....................................  Roper                      25-54                           Country
HUNTSVILLE, AL                                               113                      1         1
 WDRM-FM....................................  Dixie                      25-54                           Country
 WHOS-AM....................................  Dixie                      25-54                           News
 WBHP-AM....................................  Dixie                      25-54                           CNN News
 WTAK-FM....................................  Griffith                  M25-54                           Classic Rock
 WXQW-FM....................................  Griffith                   25-54                           Oldies
 WWXQ-FM....................................  Griffith                   25-54                           Oldies
FT. PIERCE-STUART-VERO BEACH, FL                             119                      1         1
 WZZR-FM....................................  Commodore                 M18-49                           Classic Rock
 WQOL-FM....................................  Commodore                  25-54                           Oldies
 WPAW-FM(4).................................  Commodore                  25-54                           Country
 WBBE-FM....................................  Commodore                  25-54                           Adult Contemporary
 WAVW-FM....................................  Commodore                  25-54                           Country
 WAXE-AM....................................  Commodore                     35+                          News/Talk/Financial
MONTGOMERY, AL                                               143                      2         1
 WZHT-FM....................................  Benchmark                  25-54                           Urban
 WMCZ-FM....................................  Benchmark                  25-54                           Urban/Adult Contemporary
 WMHS-FM....................................  Benchmark                  25-54                           R&B/Gospel
SAVANNAH, GA                                                 154                      1         1
 WCHY-AM....................................  Patterson                  35-54                           Country
 WCHY-FM....................................  Patterson                  25-54                           Country
 WYKZ-FM....................................  Patterson                  25-54                           Soft Adult Contemporary
 WAEV-FM....................................  Patterson                  18-49                           Adult Contemporary
 WSOK-AM....................................  Patterson                  25-54                           Gospel
 WLVH-FM....................................  Patterson                  25-54                           Urban Adult Contemporary
ASHEVILLE, NC                                                176                      1         1
 WWNC-AM....................................  Osborn                     25-54                           Country
 WKSF-FM....................................  Osborn                     25-54                           Country
TUSCALOOSA, AL                                               215                      1         1
 WACT-AM....................................  Osborn                     25-54                           Gospel
 WRTR-FM....................................  Osborn                     25-54                           Classic Rock
 WTXT-FM....................................  Osborn                     25-54                           Country
 WZBQ-FM(5).................................  Grant                      18-34                           Contemporary Hits
JACKSON, TN                                                  260                      1         1
 WTJS-AM....................................  Osborn                     25-54                           News/Talk
 WTNV-FM....................................  Osborn                     25-54                           Country
 WYNU-FM....................................  Osborn                     25-54                           Classic Rock

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
                 MARKET AND                      SOURCE       MSA     DEMOGRAPHIC    SHARE     SHARE
              CALL LETTERS(1)                   COMPANY     RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
              ---------------                   -------     -------   -----------   -------   --------            ------
STATESVILLE, NC                                               NA                     NA         NA
 WFMX-FM....................................  Benchmark                  25-54                           Country
 WSIC-AM....................................  Benchmark                  25-54                           News/Talk
GADSDEN, AL                                                   NA                     NA         NA
 WAAX-AM....................................  Osborn                     25-54                           News/Talk
 WQEN-FM....................................  Osborn                     25-54                           Adult Contemporary

---------------
F   Female
M   Male
NA  Information not available.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank and Company revenue share rank obtained from BIA Research-Master Access, Version 2.0 Radio Analysis Database (current as of February 27,
    1998). Revenue figures based upon 1997 gross revenue for the indicated markets.

(3) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1997, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signal originate outside the MSA.

(4) The Company provides certain sales and marketing services to station WPAW-FM in Ft. Pierce-Stuart-Vero Beach, Florida, pursuant to a JSA. The Company provides certain sales, programming and marketing services to station WZBQ-FM in Tuscaloosa, Alabama pursuant to a LMA.

                          SOUTHWEST REGION (GULFSTAR)

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
               MARKET AND                      SOURCE         MSA     DEMOGRAPHIC    SHARE     SHARE
        STATION CALL LETTERS(1)               COMPANY       RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
        -----------------------               -------       -------   -----------   -------   --------            ------
AUSTIN, TX                                                    50                      1         1
 KASE-FM(4).............................  Butler                         25-54                           Country
 KVET-FM(4).............................  Butler                         25-54                           Country
 KVET-AM(4).............................  Butler                         25-54                           News/Talk/Sports
BATON ROUGE, LA                                               81                      1         1
 WYNK-FM................................  GulfStar                       25-54                           Country
 WYNK-AM................................  GulfStar                          12+                          Disney
 WJBO-AM................................  GulfStar                      M35-64                           News/Talk/Sports
 WLSS-FM................................  GulfStar                      F18-35                           Contemporary Hits
 KRVE-FM................................  McForhun                      F25-54                           Adult Contemporary
 WSKR-AM................................  Livingston                        65+                          Sports
PENSACOLA, FL                                                123                      1         1
 WMEZ-FM................................  Patterson                     F25-54                           Soft Adult Contemporary
 WXBM-FM................................  Patterson                      25-54                           Country
 WWSF-FM................................  Patterson                      35-54                           Oldies
 WYCL-FM................................  Paxon                          35-54                           Oldies
CORPUS CHRISTI, TX                                           127                      1         1
 KRYS-FM................................  GulfStar                       25-54                           Country
 KRYS-AM................................  GulfStar                          12+                          Disney
 KMXR-FM................................  GulfStar                      F20-45                           Hot Adult Contemporary
 KNCN-FM................................  GulfStar                      M18-44                           Active Rock
 KUNO-AM................................  KDOS                           25-54                           Spanish
 KSAB-FM................................  KDOS                           25-54                           Tejano
BEAUMONT, TX                                                 128                      1         1
 KLVI-AM................................  GulfStar                          30+                          News/Talk
 KYKR-FM................................  GulfStar                       25-54                           Country
 KKMY-FM................................  GulfStar                       30-54                           Adult Contemporary
 KIOC-FM................................  GulfStar                       18-34                           Contemporary Hits

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
               MARKET AND                      SOURCE         MSA     DEMOGRAPHIC    SHARE     SHARE
        STATION CALL LETTERS(1)               COMPANY       RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
        -----------------------               -------       -------   -----------   -------   --------            ------
SHREVEPORT, LA                                               129                      2         2
 KRMD-FM................................  Benchmark                      25-54                           Country
 KRMD-AM................................  Benchmark                      25-54                           Sports
 KMJJ-FM................................  Sunburst                       25-54                           Urban
TYLER-LONGVIEW, TX                                           141                      1         1
 KNUE-FM................................  GulfStar                       25-54                           Country
 KISX-FM................................  GulfStar                       18-34                           Adult Contemporary
 KTYL-FM................................  GulfStar                      F30-54                           Adult Contemporary
 KKTX-AM(4).............................  Noalmark                      M30-49                           Classic Rock
 KKTX-FM(4).............................  Noalmark                      M30-49                           Classic Rock
KILLEEN, TX                                                  151                      1         1
 KIIZ-FM................................  GulfStar                       25-54                           Urban
 KLFX-FM(5).............................  GulfStar                       18-34                           Active Rock
FAYETTEVILLE, AR                                             156                      1         1
 KEZA-FM................................  GulfStar                       25-54                           Soft Adult Contemporary
 KKIX-FM................................  GulfStar                       25-54                           Country
 KMXF-FM................................  GulfStar                       25-54                           Hot Adult Contemporary
 KJEM-FM................................  KJEM                           35-64                           Classic Rock
FT. SMITH, AR                                                169                      1         1
 KWHN-AM................................  GulfStar                       35-64                           News/Talk
 KMAG-FM................................  GulfStar                       25-59                           Country
 KZBB-FM................................  Booneville                     25-54                           Contemporary Hits
LUBBOCK, TX                                                  173                      1         1
 KFMX-FM................................  GulfStar                      M18-34                           Active Rock
 KKAM-AM................................  GulfStar                          18+                          Talk
 KZII-FM................................  GulfStar                       12-34                           Contemporary Hits
 KFYO-AM................................  GulfStar                          35+                          News/Talk/Sports
 KCRM-FM................................  GulfStar                      F18-49                           Classic Rock
 KKCL-FM................................  American General               35-64                           Oldies
MIDLAND, TX                                                  174                      2         2
 KCDQ-FM(4).............................  Champion                       18-34                           Classic Rock
 KCHX-FM(4).............................  Champion                       18-34                           Contemporary Hits Radio
 KMRK-FM(4).............................  Champion                       25-54                           Tejano
AMARILLO, TX                                                 188                      2         2
 KMML-FM(4).............................  Champion                       25-54                           Country
 KBUY-FM(4).............................  Champion                       25-54                           Country
 KNSY-FM(4).............................  Champion                       18-34                           Hot Adult Contemporary
 KIXZ-AM(4).............................  Champion                       35-64                           Nostalgia
WACO, TX                                                     192                      1         1
 KBRQ-FM................................  GulfStar                      M25-54                           Classic Rock
 KKTK-AM................................  GulfStar                      M18-49                           Sports
 WACO-FM................................  GulfStar                       25-54                           Country
 KCKR-FM................................  GulfStar                       18-49                           New Country
 KWTX-FM................................  GulfStar                      F25-54                           Contemporary Hits
 KWTX-AM................................  GulfStar                       25-54                           News/Talk
ALEXANDRIA, LA                                               200                      1         1
 KRRV-FM(4).............................  Champion                       25-54                           Country
 KKST-FM(4).............................  Champion                       18-34                           Adult Contemporary
 KZMZ-FM(4).............................  Champion                       18-34                           Classic Rock
 KDBS-AM(4).............................  Champion                       25-54                           News/Talk
TEXARKANA, TX                                                241                      1         1
 KKYR-AM................................  GulfStar                       25-54                           Country
 KKYR-FM................................  GulfStar                       25-54                           Country
 KTHN-FM................................  GulfStar                       18-49                           Contemporary Hits
 KYGL-FM................................  GulfStar                       35-49                           Classic Rock
 KTFS-AM(4).............................  KATQ                           25-54                           Talk
 KTWN-FM(4).............................  KATQ                           18-34                           Hot-Adult Contemporary
LAWTON, OK                                                   249                      1         1
 KLAW-FM................................  KLAW                           25-54                           Country
 KZCD-FM................................  KLAW                          M25-54                           Rock

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
               MARKET AND                      SOURCE         MSA     DEMOGRAPHIC    SHARE     SHARE
        STATION CALL LETTERS(1)               COMPANY       RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
        -----------------------               -------       -------   -----------   -------   --------            ------
LUFKIN, TX                                                    NA                     NA         1
 KYKS-FM................................  GulfStar                          12+                          Country
 KAFX-FM................................  GulfStar                       18-49                           Contemporary Hits
 KTBQ-FM(5).............................  Class Act                      18-34                           Classic Rock
 KSFA-AM(5).............................  Class Act                      25-54                           News/Talk/Sports
VICTORIA, TX                                                  NA                     NA         1
 KIXS-FM................................  GulfStar                       25-54                           Country
 KLUB-FM................................  GulfStar                       25-49                           Classic Rock

---------------

F   Female
M   Male
NA  Information not available.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank and Company revenue share rank obtained from BIA Research-Master Access, Version 2.0 Radio Analysis Database (current as of February 27,
    1998). Revenues figures based upon 1997 gross revenue for the indicated markets.

(3) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1997, except for Lufkin, Texas, and Victoria, Texas, which are reported as of Spring 1997 because the markets were not rated for the Fall 1997 period, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signal originate outside the MSA.

(4) The Company provides certain sales, programming and marketing services to stations KTFS-AM and KTWN-FM in Texarkana, Texas and pending the consummation of the respective Pending Acquisitions, the Company provides certain sales, programming and marketing services pursuant to LMAs to stations KASE-FM, KVET-FM, and KVET-AM in Austin, Texas; KKTX-FM and KKTX-AM in Tyler-Longview, Texas; KTBQ-FM and KSFA-AM in Lufkin, Texas; KCDQ-FM, KCHX-FM and KMRK-FM in Midland, Texas; KMML-FM, KBUY-FM, KNSY-FM and KIXZ-AM in Amarillo, Texas; and KRRV-FM, KKST-FM, KZMZ-FM and KDBS-AM in Alexandria, Louisiana.

(5) The Company provides certain sales and marketing services to station KLFX-FM in Killeen, Texas, pursuant to a JSA.

                         MIDWEST REGION (CENTRAL STAR)

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
              MARKET AND                      SOURCE          MSA     DEMOGRAPHIC    SHARE     SHARE
        STATION CALL LETTERS(1)               COMPANY       RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
        -----------------------               -------       -------   -----------   -------   --------            ------
GRAND RAPIDS, MI                                               65                     2         2
 WGRD-FM...............................  Patterson                       18-34                           Modern Rock
 WRCV-AM...............................  Patterson                          35+                          Country
 WLHT-FM...............................  Patterson                       25-54                           Adult Contemporary
 WQFN-FM...............................  Patterson                      F25-54                           Soft Adult Contemporary
DES MOINES, IA                                                 88                     3         3t
 KHKI-FM...............................  Community Pacific               25-54                           Country
 KGGO-FM...............................  Community Pacific               25-54                           Album Rock
 KDMI-AM...............................  Community Pacific                  NA                           Gospel/Talk
MADISON, WI                                                   120                     1         1
 WIBA-AM...............................  Madison                         35-64                           News/Talk
 WIBA-FM...............................  Madison                         25-54                           Classic Rock
 WMAD-FM...............................  Madison                         18-34                           Modern Rock
 WTSO-AM...............................  Madison                         35-64                           Nostalgia
 WZEE-FM...............................  Madison                         18-49                           Contemporary Hits
 WMLI-FM...............................  Madison                        F25-54                           Soft Adult Contemporary
SPRINGFIELD, IL                                               190                     3         3
 WFMB-AM...............................  Patterson                      M35-64                           News/Talk/Sports
 WFMB-FM...............................  Patterson                       25-54                           Country
 WCVS-FM...............................  Patterson                       25-54                           Classic Hits

                                                                                    COMPANY   COMPANY
                                                                        TARGET      REVENUE   AUDIENCE
              MARKET AND                      SOURCE          MSA     DEMOGRAPHIC    SHARE     SHARE
        STATION CALL LETTERS(1)               COMPANY       RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
        -----------------------               -------       -------   -----------   -------   --------            ------
CEDAR RAPIDS, IA                                              199                     2         2
 KHAK-FM...............................  Quass                           25-54                           Country
 KDAT-FM...............................  Quass                           25-54                           Soft Rock
BATTLE CREEK/KALAMAZOO, MI                                    232                     1         1
 WBCK-AM...............................  Patterson                       35-64                           News/Talk
 WBXX-FM...............................  Patterson                       25-54                           Adult Contemporary
 WRCC-AM...............................  Patterson                          45+                          Nostalgia
 WWKN-FM...............................  Patterson                       35-64                           Oldies

---------------

F   Female
M   Male
NA  Information not available.
t   Tied with another company.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank and Company revenue share rank obtained from BIA Research-Master Access, Version 2.0 Radio Analysis Database (current as of February 27,
    1998). Revenue figures based upon 1997 gross revenue for the indicated markets.

(3) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1997, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signal originate outside the MSA.

                           WEST REGION (PACIFIC STAR)

                                                                                   COMPANY   COMPANY
                                                                       TARGET      REVENUE   AUDIENCE
              MARKET AND                     SOURCE          MSA     DEMOGRAPHIC    SHARE     SHARE
       STATION CALL LETTERS(1)               COMPANY       RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
       -----------------------               -------       -------   -----------   -------   --------            ------
HONOLULU, HI                                                 59                      1         1
 KSSK-AM..............................  Patterson                       25-54                           Hot Adult Contemporary
 KSSK-FM..............................  Patterson                       25-54                           Hot Adult Contemporary
 KUCD-FM..............................  Patterson                       35-54                           Modern Adult Contemporary
 KHVH-AM..............................  Patterson                       35-64                           News/Talk
 KKLV-FM..............................  Patterson                      M35-54                           Classic Rock
 KIKI-AM..............................  Patterson                       18-34                           Country
 KIKI-FM..............................  Patterson                       18-34                           Urban
FRESNO, CA                                                   64                      2         2
 KBOS-FM..............................  Patterson                       18-34                           Contemporary Hits
 KCBL-AM..............................  Patterson                      M18-49                           Sports/Talk
 KRZR-FM..............................  Patterson                      M18-49                           Album Rock
 KRDU-AM..............................  Patterson                       35-64                           Religion
 KSOF-FM..............................  Patterson                       25-54                           Soft Rock
 KEZL-FM(5)...........................  Americom                        35-54                           Smooth Jazz
 KFSO-FM(5)...........................  Americom                        25-54                           Oldies
 KTHT-FM(5)...........................  Americom                        25-54                           Adult Contemporary
 KFSO-AM(5)...........................  Americom                           NA                           Oldies
MODESTO-STOCKTON, CA                                        121                      2         2
 KFRY-FM..............................  Community Pacific               18-49                           Country
 KJAX-AM..............................  Community Pacific               35-64                           News/Talk
 KJSN-FM..............................  Community Pacific               25-54                           Adult Contemporary
 KFIV-AM..............................  Community Pacific               35-64                           News/Talk
 KOSO-FM(5)...........................  KOSO                            25-54                           Adult Contemporary

                                                                                   COMPANY   COMPANY
                                                                       TARGET      REVENUE   AUDIENCE
              MARKET AND                     SOURCE          MSA     DEMOGRAPHIC    SHARE     SHARE
       STATION CALL LETTERS(1)               COMPANY       RANK(2)      GROUP      RANK(2)   RANK(3)             FORMAT
       -----------------------               -------       -------   -----------   -------   --------            ------
ANCHORAGE, AK                                               170                      2         1
 KBFX-FM..............................  Community Pacific               18-49                           Classic Rock
 KASH-FM..............................  Community Pacific               25-54                           Country
 KENI-AM..............................  Community Pacific               25-54                           News/Talk
 KYAK-AM..............................  COMCO                           25-54                           Sports/Talk
 KGOT-FM..............................  COMCO                           25-54                           Contemporary Hits
 KYMG-FM..............................  COMCO                           25-54                           Adult Contemporary
FAIRBANKS, AK(4)                                             NA                     NA         1
 KIAK-FM..............................  COMCO                           25-54                           Country
 KIAK-AM..............................  COMCO                           25-54                           News/Talk
 KAKQ-FM..............................  COMCO                           25-54                           Adult Contemporary
 KUAB-FM..............................  Univ. of Alaska                 25-54                           Classic Hits
FARMINGTON, NM                                               NA                     NA         NA
 KKFG-FM..............................  GulfStar                        25-54                           Country
 KDAG-FM..............................  GulfStar                       M25-54                           Classic Rock
 KCQL-AM..............................  GulfStar                           35+                          Oldies/Talk
 KTRA-FM..............................  GulfStar                        18-49                           Traditional Country
YUMA, AZ                                                     NA                     NA         1
 KYJT-FM..............................  Commonwealth                    25-49                           Classic Rock
 KTTI-FM..............................  Commonwealth                    25-54                           Country
 KBLU-AM..............................  Commonwealth                    35-64                           News/Talk/Sports

---------------

F   Female
M   Male
NA  Information not available.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules.

(2) MSA rank and Company revenue share obtained from BIA Research-Master Access, Version 2.0 Radio Analysis Database (current as of February 27, 1998). Revenue figures based upon 1997 gross revenue for the indicated markets.

(3) Company audience share rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1997, for the demographic of persons ages 25-54, listening Monday through Sunday, 6 a.m. to midnight, except for the Yuma, Arizona market which was obtained from AccuRatings, Spring 1997. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the MSA, excluding audience share for listeners who listen to stations whose signal originate outside the MSA.

(4) Fairbanks, Alaska is a CSA as defined by Arbitron. Audience share and audience share rank obtained from Arbitron's Fall 1997 CSA Market Report.

(5) Pending the consummation of the respective Pending Acquisitions, the Company provides certain sales, programming and marketing services pursuant to LMAs to stations KEZL-FM, KFSO-FM, KTHT-FM and KFSO-AM in Fresno, California and KOSO-FM in Modesto-Stockton, California.

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

     Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the FCC's policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of joint arrangements such as LMAs or JSAs may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company currently operates several multiple station groups and intends to pursue the creation of additional multiple station groups, the Company's competitors in certain markets include operators of multiple stations or operators who already have entered into LMAs or JSAs.

     Barriers to entry into the radio broadcasting industry exist. The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules that regulate the number of stations that may be owned and controlled by a single entity. See "-- Federal Regulation of Radio Broadcasting."

     The Company's stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, newspapers, magazines, cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcast ("DAB"). DAB may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has allocated spectrum for a new technology, digital audio radio services ("DARS"), to deliver audio programming. The FCC has adopted licensing and operating rules for DARS and in April 1997 awarded two licenses for this service. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and/or national audiences. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital sound following industry analysis of technical standards. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and has allotted frequencies in this new band to certain existing AM station licensees that applied for migration to the expanded AM band prior to the FCC's cut-off date, subject to the requirement that such licensees apply to the FCC to implement operations on their expanded band frequencies. At the end of a transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

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

     FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The FCC licenses for the Company's stations are held by certain of the Company's subsidiaries. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Historically, the Company's management has not experienced any material difficulty in renewing any licenses for stations under its control. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether (i) the station has served the public interest, convenience and necessity, (ii) there have been serious violations by the licensee of the Communications Act or the FCC rules thereunder or (iii) there have been other violations by the licensee of the Communications Act or the FCC rules thereunder that, taken together, constitute a pattern of abuse. Historically, FCC licenses have generally been renewed. The Company has no reason to believe that its licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The nonrenewal of one or more of the Company's licenses could have a material adverse effect on the Company.

     The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; and Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

     Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee, including compliance with the various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC policies, including FCC equal employment opportunity requirements.

     A transfer of control of a corporation controlling a broadcast license may occur in various ways. For example, a transfer of control occurs if an individual stockholder gains or loses "affirmative" or "negative" control of such corporation through issuance, redemption or conversion of stock. "Affirmative" control would consist of control of more than 50% of such corporation's outstanding voting power and "negative" control would consist of control of exactly 50% of such voting power. To obtain the FCC's prior consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration of that grant. Generally, parties that do not file initial petitions to deny or informal objections against the application face a high hurdle in seeking reconsideration of the grant. The FCC normally has approximately an additional ten days to set aside such grant on its own motion. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

     In response to the Telecom Act, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations. Additionally, it established new local ownership rules that use a sliding scale of permissible ownership, depending on market size. In radio markets with 45 or more commercial radio stations, a licensee may own up to eight stations, no more than five of which can be in a single radio service (i.e., no more than five AM or five FM). In radio markets with 30 to 44 commercial radio stations, a licensee may own up to seven stations, no more than four of which can be in a single radio service. In radio markets having 15 to 29 commercial radio stations, a licensee may own up to six radio stations, no more than four of which can be in a single radio service. Finally, in radio markets having 14 or fewer commercial radio stations, a licensee may own up to five radio stations, no more than three of which can be in the same service; provided that the licensee may not own more than one half of the radio stations in the market. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size.

     The Communications Act and FCC rules also prohibit the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market (subject to a waiver of such prohibition if certain conditions are satisfied) and of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in any geographic market in which it now owns radio broadcast properties. On October 1, 1996, the FCC commenced a proceeding to explore possible revisions of its policies concerning waiver of the newspaper/radio cross-ownership restrictions. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable.

     Thomas O. Hicks, a director of the Company, is the President, the sole director and the sole shareholder of HM2/Chancellor, which through its subsidiaries, including Chancellor Media, holds attributable interests in radio stations in various markets in the States of Arizona, California, Colorado, Florida, Georgia, Illinois, Massachusetts, Michigan, Minnesota, New York, Ohio, Pennsylvania, and Texas, as well as in Washington, D.C. Thomas O. Hicks is also the President, the sole director and the sole shareholder of HM3/Sunrise, which through its subsidiaries owns television stations in California, Michigan, New York and Ohio and is seeking to acquire an attributable interest in television stations in Vermont, Texas and Rhode Island. In addition, Thomas O. Hicks is the sole member of TOH/Ranger LLC, which controls LIN Holdings Corporation ("LHC"), which has recently acquired LIN Television Corporation ("LIN"), and is a director and Chairman of LHC and LIN. LIN and its subsidiaries own television stations in Connecticut, New York, Virginia, Indiana, Illinois, and Texas, and have agreements to acquire interests in television stations in Alabama, California and Michigan. Lawrence D. Stuart, Jr. and Eric C. Neuman, directors of the Company, also serve as directors of LHC and LIN.

     In determining whether the Company is in compliance with the local ownership limits on AM and FM stations, the FCC will consider the Company's AM and FM holdings as well as the attributable broadcast interests of the Company's officers, directors and attributable stockholders. Accordingly, the attributable broadcast interests of the Company's officers and directors described in the preceding paragraph will limit the number of radio stations the Company may acquire or own in any market in which such officers or directors hold or acquire attributable broadcast interests. In addition, the Company's officers and directors may from time to time hold various nonattributable interests in media properties.

     The FCC "one-to-a-market" rule generally prohibits an entity from holding an attributable interest in both a television station and radio stations in the same market. The FCC has granted waivers of this rule in certain circumstances. Some such waivers (including one recently granted for the Company's stations in the Fairfield County, Connecticut market) have been conditioned on the outcome of a pending rulemaking proceeding in which the FCC is considering whether to modify the rule and/or the current waiver policy. Requests for similar "one-to-a-market" waivers in other markets are pending before the FCC in the application for approval of the Austin Acquisition. There can be no assurance that these waiver requests will be granted. Likewise, depending on the outcome of the pending FCC rulemaking, the Company may in the future have to divest stations for which "one-to-a-market" waivers were previously granted.

     Under its "cross-interest" policy, the FCC considers certain "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the relationship. Under the cross-interest policy, the FCC in certain instances may prohibit one party from acquiring an attributable interest in one media outlet and a substantial non-attributable economic interest in another media outlet in the same market. Under this policy, the FCC may consider significant equity interests combined with an attributable interest in a media outlet in the same market, joint ventures, and common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. Heretofore, the FCC has not applied its cross-interest policy to LMAs and JSAs between broadcast stations. In its ongoing rulemaking proceeding concerning the attribution rules described below, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets and (ii) whether non-equity financial relationships such as debt, when combined with multiple business interrelationships such as LMAs and JSAs, raise concerns under the cross-interest policy.

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of broadcast licenses by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a public interest finding in favor of such a grant or holding before a broadcast license may be granted to or held by any such corporation and has made such a finding only in limited circumstances generally involving licenses other than broadcast licenses. The FCC has issued interpretations of existing law (i) under which these restrictions in modified form apply to other forms of business organizations, including partnerships and (ii) indicating how alien interests in a company that are held directly through intermediate entities should be considered in determining whether that company is in compliance with these alien ownership restrictions. As a result of these provisions, the licenses granted to the radio station subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens. Capstar Broadcasting's Certificate of Incorporation restricts the ownership, voting and transfer of Capstar Broadcasting's capital stock in accordance with the Communications Act and the rules of the FCC, and prohibits ownership of more than 25% of Capstar Broadcasting's outstanding capital stock (or more than 25% of the voting rights it represents) by or for the account of Aliens or corporations otherwise subject to domination or control by Aliens. The Certificate of Incorporation of Capstar Broadcasting authorizes Capstar Broadcasting's Board of Directors to adopt such provisions as it deems necessary to enforce these prohibitions. In addition, the Certificate of Incorporation of Capstar Broadcasting provides that shares of capital stock of Capstar Broadcasting determined by Capstar Broadcasting's Board of Directors to be owned beneficially by an Alien or an entity directly or indirectly owned by

Aliens in whole or in part shall always be subject to redemption by Capstar Broadcasting by action of its Board of Directors to the extent necessary, in the judgment of the Board of Directors of Capstar Broadcasting, to comply with these alien ownership restrictions.

     Local Marketing Agreements. Over the past few years, a number of radio stations have entered into what have commonly been referred to as local marketing agreements or LMAs. While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities that program the blocks of time and sell commercial advertising announcements during the time periods in question.

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

     The FCC's multiple ownership rules specifically permit radio station LMAs to continue to be entered into and implemented, but provide that a licensee or a radio station that brokers more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market where it owns a radio station, the Company would not be permitted to enter into an LMA with another local radio station in the same market that it could not own under the revised local ownership rules, unless the Company's programming constituted 15% or less of the other local station's programming time on a weekly basis. The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations which it owns or programs serve substantially the same area. Such 25% simulcasting limitation also applies to commonly owned stations in the same broadcast service that serve substantially the same area.

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

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short term" (less than the full term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Proposed and Recent Changes. The FCC has pending a rulemaking proceeding that seeks, among other things, comment on whether the FCC should modify its radio and television broadcast ownership "attribution" rules by (i) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's outstanding voting power, (ii) increasing from 10% to 20% of the licensee's outstanding voting power the attribution benchmark for "passive investors" in corporate licensees, (iii) attributing certain minority stockholdings in corporations with a single majority shareholder and (iv) attributing certain LMA, JSA, debt or non-voting stock interests that have heretofore been non-attributable.

     Moreover, Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or to finance those acquisitions. Such matters may include spectrum use or other fees on FCC licenses; foreign ownership of broadcast licenses; revisions to the FCC's equal employment opportunity rules and rules relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and attribution policies; new technologies such as DAB; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder.

     The Company cannot predict what other matters might be considered in the future by the FCC or Congress, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     Federal Antitrust Laws. In addition to the risks associated with the acquisition of radio stations, the Company is also aware of the possibility that certain acquisitions it proposes to make may be investigated by the FTC or the DOJ, which are the agencies responsible for enforcing the federal antitrust laws. The agencies have recently investigated several radio station acquisitions where an operator proposed to acquire new stations in its existing markets, including the Patterson Acquisition. The DOJ's investigation with respect to the Patterson Acquisition was closed, however, when the DOJ granted early termination of the applicable waiting period under the HSR Act in January 1998 after the Company agreed to sell two stations in Allentown, Pennsylvania that were to be acquired in the Patterson Acquisition. The Company cannot predict the outcome of any specific DOJ or FTC investigation, which are necessarily fact specific. Any decision by the FTC or the DOJ to challenge a proposed acquisition could affect the ability of the Company to consummate the acquisition or to consummate it on the proposed terms.

     For an acquisition meeting certain size thresholds, the HSR Act and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then at the conclusion of the initial 30-day period, it will issue a formal request for additional information ("Second Request"). The issuance of a Second Request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a Second Request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including but not limited to persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time-consuming, and the parties may agree to delay consummation of the acquisition during their pendency.

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

     Except as described hereinafter, the Company does not believe that any Pending Transaction will be adversely affected in any material respect by review under the HSR Act. Although no filing under the HSR Act is required for each of the Big Chief, KRNA, KATQ and Gibbons Acquisitions, the DOJ is investigating the competitive effects of combining the stations with the Company's currently owned stations in each of the Fort Smith, Arkansas; Baton Rouge, Louisiana; Cedar Rapids, Iowa; Texarkana, Texas; and Roanoke, Virginia areas. See "The Transactions."

     The Company is currently subject to two consent decrees and a letter agreement with the DOJ with respect to certain markets. As a result of the GulfStar Acquisition, the Company is subject to a letter agreement in the northwest Arkansas area which requires the Company to notify the DOJ at least 30 days prior to the consummation of an acquisition in such area for a ten-year period beginning on March 4, 1997. SFX has entered into a consent decree (the "Long Island Consent Decree") with the DOJ and Chancellor Media with respect to the Long Island, New York market under which SFX agreed not to acquire WALK-FM. The Company will become subject to the Long Island Consent Decree as a result of the SFX Acquisition. Capstar Broadcasting and SFX executed a consent decree (the "SFX Consent Decree") with the DOJ, which required the Company to agree to divest the stations that are the subject of the Long Island, Houston-KKPN, Pittsburgh-WTAE, Greenville and Jackson-WJDX Dispositions before the DOJ would permit the consummation of the SFX Acquisition. The SFX Consent Decree also requires the Company to give the DOJ notice of any acquisition in the Long Island, New York; Houston, Texas; Pittsburgh, Pennsylvania; Greenville, South Carolina; and Jackson, Mississippi areas at least 30 days prior to the consummation thereof for a period of up to ten years unless the Company and Chancellor Media do not own stations in these areas at the time of the proposed acquisitions.

     As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that LMAs, JSAs and other similar agreements customarily entered into in connection with radio station transfers if such agreements take effect prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. Furthermore, the DOJ has noted that JSAs may raise antitrust concerns under Section 1 of the Sherman Act and has challenged JSAs in certain locations.

EMPLOYEES

     At December 31, 1997, the Company had a staff of 1,871 full-time employees and 793 part-time employees. There are no collective bargaining agreements between the Company and its employees. The Company does have, however, one union member employed in connection with its Muzak franchise in Atlanta, Georgia. The Company believes that its relations with its employees are good.

SEASONALITY

     Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by retailers. The Company's revenues and broadcast cash flows are typically lowest in the first quarter and highest in the second and fourth quarters.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

  Substantial Leverage

     The Companies have, and, will continue to have, consolidated indebtedness that is substantial in relation to their stockholders' equity. As of December 31, 1997, Capstar Partners had outstanding, on a consolidated basis, long-term indebtedness (including current portions) of $594.6 million and stockholders' equity of approximately $215.9 million, and Capstar Radio had outstanding, on a consolidated basis, long-term indebtedness (including current portions) of $427.6 million and stockholders' equity of $461.3 million. The Indentures (as defined), the Certificate of Designation (the "Certificate of Designation") that governs the outstanding shares of 12% Senior Exchangeable Preferred Stock, par value $.01 per share (the "12% Capstar Preferred Stock"), of Capstar Partners and the Capstar Credit Facility limit the incurrence of additional indebtedness by the Company, in each case subject to certain exceptions.

     The level of the Companies' indebtedness could have several important consequences to the holders of the Notes (as defined) and the 12% Capstar Preferred Stock, including, but not limited to, the following: (i) a substantial portion of the Company's cash flow from operations will be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future; (iii) certain of the Company's borrowings are, or will be, at variable rates of interest (including any borrowings under the Capstar Credit Facility), which expose the Company to the risk of increased interest rates; (iv) the Company's leveraged position and the covenants contained in the Indentures, the Certificate of Designation and the Capstar Credit Facility could limit the Company's ability to compete, expand and make capital improvements; and (v) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

     The Company's ability to satisfy its debt service and other obligations will depend upon its future financial and operating performance, which, in turn, are subject to prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. If the Company's cash flow and capital resources are insufficient to fund its debt service and other obligations, the Company may be forced to reduce or delay planned expansion and capital expenditures, sell assets, obtain additional equity capital or restructure its debt. There can be no assurance as to the timing of such sales or the proceeds that the Company could realize therefrom or that such sales or other capital raising activities or debt restructuring can be effected on terms satisfactory to the Company or at all. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

  Risks of Acquisition Strategy

     The Company pursues growth through the acquisition of radio broadcasting companies, radio station groups and individual radio stations primarily in mid-sized markets. The Company cannot predict whether it will be successful in pursuing acquisition opportunities or what the consequences will be of any acquisitions. Consummation of future acquisitions (including the Pending Acquisitions) is subject to various conditions, including FCC and other regulatory approval. No assurances can be given that any future acquisitions (including the Pending Acquisitions) will be consummated or that, if completed, they will be successful. In particular, no assurances can be given that the SFX Acquisition will be consummated or, if consummated, that the Company will purchase a portion or all of SFX's capital stock or that such an investment will be successful. The Company's acquisition strategy involves numerous risks, including increasing debt service requirements, difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired stations. There can be no assurance that the Company's management will be able to manage effectively the resulting business or that such acquisitions will benefit the Company. Depending on the nature, size and timing of future acquisitions, the Company may be required to raise additional financing necessary to consummate the future acquisitions (including the Pending Acquisitions). There can be no assurance that such financing will be permitted under the agreements that govern the outstanding indebtedness of the Company, or any other loan agreements or indebtedness to which the Company may become a party. Moreover, there can be no assurance that such additional financing will be available to the Company on terms acceptable to its management. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

  History of Net Losses; Management of Growth

     The Company was organized in October 1996 and, consequently, has a limited operating history upon which investors may base their evaluation of the Company's performance. Capstar Partners had a net loss of $12.0 million and $39.7 million for the years ended December 31, 1996 and 1997, respectively, and Capstar Radio had a net loss of $9.1 million and $28.0 million for the years ended December 31, 1996 and 1997, respectively. There can be no assurance that the Company will become profitable.

     The Company incurred or assumed, and will incur or assume, substantial indebtedness to finance the Completed Transactions, the Pending Acquisitions and possibly the SFX Transactions for which it has, and will continue to have, significant debt service requirements. In addition, the Company has, and will continue to have, significant charges for depreciation and amortization expense related to the fixed assets and intangibles acquired, or to be acquired, in its acquisitions. Consequently, the Company expects that, for the foreseeable future as it pursues its acquisition strategy, it will report net losses substantially in excess of those experienced historically, which will result in decreases in stockholders' equity. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

     The Company has grown and expects to continue to grow through acquisitions, which places significant demands on its administrative, operational, and financial resources. The Company's future performance and profitability will depend in part on its ability to make additional radio station acquisitions in mid-sized markets, to integrate successfully the operations and systems of acquired radio stations and radio groups, to hire additional personnel, and to implement necessary enhancements to its management systems to respond to changes in its business. The inability of the Company to do any of the foregoing could have a material adverse effect on the Company.

  Restrictions Imposed by Terms of Indebtedness

     The Indentures, the Certificate of Designation, and the Capstar Credit Facility contain certain covenants that restrict, among other things, the ability of the Company to incur additional indebtedness, issue preferred stock, incur liens, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Capstar Credit Facility also requires the Company to maintain specified financial ratios and to satisfy certain financial condition tests. The ability of the Company to meet those financial ratios and financial condition tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Indentures and/or the Capstar Credit Facility. Upon an event of default under the Indentures or the Capstar Credit Facility, the lenders thereunder could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In the case of the Capstar Credit Facility, if the Company were unable to repay those amounts, the lenders thereunder could proceed against the collateral granted to them to secure that indebtedness. Any such event of default, therefore, could have a material adverse effect on the Company.

  Competition; Business Risks

     Radio broadcasting is a highly competitive business. The Company's radio stations, now owned or to be acquired upon completion of the Pending Acquisitions and possibly the SFX Transactions, compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media, such as newspapers, magazines, cable television, outdoor advertising and direct mail. Audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While the Company already competes with other stations with comparable programming formats in many of its markets, if another radio station in the market were to convert its programming format to a format similar to one of the Company's stations, if a new station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings and/or advertising revenue and could require increased promotional and other expenses. The Telecom Act facilitates the entry of other radio broadcasting companies into the markets in which the Company operates or may operate in the future. Some of such companies may have more financial resources than the Company. Future operations are further subject to many variables which could have a material adverse effect on the Company. These variables include economic conditions, both generally and relative to the radio broadcasting industry; shifts in population and other demographics; the level of competition for advertising dollars with other radio stations, television stations, and other entertainment and communications media; fluctuations in operating costs; technological changes and innovations; changes in labor conditions; and changes in governmental regulations and policies and actions of federal regulatory bodies, including the DOJ, the FTC (as defined) and the FCC. Although the Company believes that substantially all of its radio stations, now owned or to be acquired upon completion of the Pending Acquisitions and possibly the SFX Transactions, are positioned to compete effectively in their respective markets, there can be no assurance that any such station will be able to maintain or increase its current audience ratings and advertising revenues.

     Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and the introduction of DAB. DAB may deliver by satellite to nationwide and regional audiences multi-channel, multi-format digital radio services with sound quality equivalent to compact discs. The Company cannot predict the effect, if any, that any such new technologies may have on the radio broadcasting industry or the Company. See "-- Competition; Changes in Broadcasting Industry."

  Control of the Company

     Thomas O. Hicks, Capstar Broadcasting's Chairman of the Board, beneficially owns 100.0% of the outstanding common stock of Capstar Broadcasting. Thomas O. Hicks, through his control of Hicks Muse and its affiliates, his personal holdings of the common stock of Capstar Broadcasting and his control of the voting power of the remaining shares of common stock of Capstar Broadcasting through stockholders agreements, is able to control the vote on all matters submitted to the vote of stockholders, and, therefore, is able to direct the management and policies of the Company, except with respect to those matters requiring a class vote by applicable law. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions -- Stockholders Agreements."

  Dependence on Key Personnel

     The Company's business depends upon the continued efforts, abilities and expertise of its executive officers and other key employees. The Company has employment agreements with several of the Company's key employees, including R. Steven Hicks. The Company believes that the loss of any of these individuals could have a material adverse effect on the Company. See "Item 10. Directors and Executive Officers of the Registrants."

  Potential Conflicts of Interest

     Hicks Muse is in the business of making significant investments in existing or newly formed companies and may from time to time acquire and hold controlling or noncontrolling interests in radio broadcasting assets (such as its investment in Chancellor Media) other than through the Company, or in other broadcasting businesses (such as its recent investment in LIN Television Corporation and STC Broadcasting Corporation) that may directly or indirectly compete with the Company for, among other things, advertising revenues and radio stations or other broadcast related businesses. The interests of Hicks Muse (and Thomas O. Hicks) may conflict with those of the holders of the Notes and 12% Capstar Preferred Stock. Hicks Muse and its affiliates (including Chancellor Media) may from time to time identify, pursue and consummate acquisitions of radio stations or other broadcast related businesses that may be complementary to the business of the Company and, therefore, such acquisition opportunities may not be available to the Company. In addition, affiliates of Hicks Muse may from time to time identify and structure acquisitions for the Company and will receive fees in connection with such transactions. Certain affiliates of Hicks Muse have entered, and in the future may enter, into business relationships with the Company. See "Item 13. Certain Relationships and Related Transactions."

     As a result of the current or future ownership of radio and television broadcast stations by entities in which Hicks Muse has significant equity interests (other than through the Company), regulatory and other restrictions may restrict or prohibit the Company from buying the stations in which those other stations operate or intend to operate. See "-- Federal Regulation of Radio Broadcasting." In addition, Hicks Muse (and Thomas O. Hicks) has required and in the future, may require, the Company to divest itself of one or more radio stations in a market to permit the ownership of radio and television broadcast stations in such market by other entities in which Hicks Muse has significant equity interests.

  Governmental Regulation of Broadcasting Industry

     The radio broadcasting industry is subject to extensive federal regulation by the FCC under the Communications Act that, among other things, requires approval by the FCC for the issuance, renewal, transfer of control and assignment of broadcasting station operating licenses and limits the number of broadcasting properties that the Company may acquire in any market. In addition, the Communications Act and FCC rules impose limitations on alien ownership and voting of the capital stock of, and participation in the affairs of, the Company. The Company's business is dependent upon maintaining its broadcasting licenses issued by the FCC, which are ordinarily issued for a maximum term of eight years. Although it is rare for the FCC to deny a license renewal application, there can be no assurance that the future renewal applications of the Company will be approved or that such renewals will not include conditions or qualifications that could adversely affect the Company. The non-renewal of one or more of the Company's licenses could have a material adverse effect on the Company. Moreover, governmental regulations and policies may change over time and there can be no assurance that such changes would not have a material adverse impact upon the Company.

     As a result of the passage of the Telecom Act, radio broadcasting companies were permitted to increase their ownership of stations within a single market from a maximum of four to a maximum of between five and eight stations, depending on market size. The Telecom Act creates significant new opportunities for broadcasting companies but also creates uncertainties as to how the FCC and the courts will enforce and interpret the Telecom Act. Compliance with the FCC's multiple ownership rules is expected to cause the Company and other radio broadcasters to forego acquisition opportunities that they might otherwise wish to pursue. Compliance with these rules by third parties may also have a significant impact on the Company as, for example, in precluding the consummation of swap transactions that would cause such third parties to violate multiple ownership limitations. The consummation of radio broadcasting acquisitions requires prior approval of the FCC with respect to the transfer of control or assignment of the broadcast licenses of the acquired stations. Certain of the Pending Transactions and the SFX Transactions have not yet received FCC approval. There can be no assurance that the FCC will approve future acquisitions or dispositions by the Company (including the Pending Transactions and the SFX Transactions) or will not impose conditions or qualifications in connection with such acquisitions or dispositions by the Company (including the Pending

Transactions and the SFX Transactions). As a result of the recent consolidation of ownership in the radio broadcast industry, the DOJ has been giving closer scrutiny to acquisitions in the industry, including certain transactions involving the Company. The DOJ has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the DOJ has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed the benchmarks. Although the Company does not believe that its acquisition strategy as a whole will be adversely affected in any material respect by antitrust review the HSR Act or by additional divestitures that the Company may have to make as a result of antitrust review, there can be no assurance that this will be the case.

     The number of radio stations the Company may acquire in any market is limited by FCC rules and may vary depending upon whether the interests in other radio stations or certain other media properties of certain individuals affiliated with the Company are attributable to those individuals under FCC rules. Moreover, under the FCC's cross-interest policy, the FCC in certain instances may prohibit one party from acquiring an attributable interest in one media outlet and a substantial non-attributable economic interest in another media outlet in the same market, thereby prohibiting a particular acquisition by the Company. The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. The interests of the Company's officers, directors, and stockholders who have the right to vote 5%.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation the risks described in "-- Risks Associated with Business Activities." Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those indicated.

GLOSSARY OF CERTAIN TERMS

     "9 1/4% Capstar Notes" means $200.0 million in aggregate principal amount of Capstar Radio's 9 1/4% Senior Subordinated Notes due 2007.

     "9 1/4% Capstar Notes Indenture" means the indenture governing the 9 1/4% Capstar Notes.

     "12 3/4% Capstar Notes" means $277.0 million in aggregate principal amount at maturity of Capstar Partners' 12 3/4% Senior Discount Notes due 2009.

     "12 3/4% Capstar Notes Indenture" means the indenture governing the 12 3/4% Capstar Notes.

     "13 1/4% Capstar Notes" means $76.8 million in aggregate principal amount of Capstar Radio's Senior Subordinated Notes due 2003.

     "13 1/4% Capstar Notes Indenture" means the indenture governing the 13 1/4% Capstar Notes.

     "Allentown Disposition" means the disposition of radio stations WODS-FM and WEEX-AM serving the Easton, Pennsylvania market to Clear Channel.

     "American General Acquisition" means the acquisition of radio station KKCL-FM from American General Media of Texas, Inc. serving the Lubbock, Texas market.

     "Americom Acquisition" means the Company's pending acquisition from Americom II and Americom Las Vegas Limited Partnership of five radio stations (four FM and one AM) serving the Fresno, California market, four of which were acquired for cash and one of which was acquired in consideration for the disposition of three radio stations (two FM and one AM) of the Company.

     "Americom Disposition" means the Company's pending disposition of three radio stations (two FM and one AM) serving the Reno, Nevada market to Americom Las Vegas Limited Partnership.

     "Ameron Acquisition" means the acquisition of radio stations WMJJ-FM and WERC-AM in Birmingham, Alabama and radio station WOWC-FM from Ameron Broadcasting, Inc. serving the Jasper, Alabama market.

     "Austin Acquisition" means the Company's pending acquisition of radio stations KVET-AM, KASE-FM and KVET-FM from Butler Broadcasting Company, Ltd. serving the Austin, Texas market.

     "Benchmark Acquisition" means the acquisitions of, and mergers of directly and indirectly wholly-owned subsidiaries of HM Fund III with, Benchmark Communications Radio Limited Partnership, L.P. and certain of its subsidiary partnerships.

     "Big Chief Acquisition" means the Company's pending acquisition of radio stations KTCS-FM/AM from Big Chief Broadcasting Co. serving the Fort Smith, Arkansas market.

     "Booneville Acquisition" means the acquisition of radio station KZBB-FM from Booneville Broadcasting Company and Oklahoma Communications Company serving the Ft. Smith, Arkansas market.

     "Bryan Disposition" means the disposition of substantially all of its assets used or useful in the operation of two of the Company's radio stations in the College Station, Texas market.

     "Capstar" or "Company" means Capstar Broadcasting Corporation and its subsidiaries after giving effect to the consummation the Pending Transactions, unless the context otherwise requires.

     "Capstar Broadcasting" means Capstar Broadcasting Corporation.

     "Capstar Partners" means Capstar Broadcasting Partners, Inc., a Delaware corporation and a direct subsidiary of Capstar Broadcasting.

     "Capstar Radio" means Capstar Radio Broadcasting Partners, Inc., a Delaware corporation and a direct subsidiary of Capstar Partners.

     "Cavalier Acquisition" means the acquisition of substantially all of the assets of Cavalier Communications, L.P.

     "Champion Acquisition" means the Company's pending acquisition from Champion Broadcasting Corporation, et al of radio stations KCDQ-FM, KCHX-FM and KMRK-FM serving the Midland, Texas market; KMML-FM, KBUY-FM, KNSY-FM and KIXZ-AM serving the Amarillo, Texas market; and KRRV-FM, KKST-FM, KZMZ-FM and KDBS-AM serving the Alexandria, Louisiana market.

     "Class Act Acquisition" means the Company's pending acquisition of KTBQ-FM and KSFA-AM from Class Act of Texas, Inc. serving the Nacogdoches, Texas market.

     "COMCO Acquisition" means the acquisition of substantially all of the assets of COMCO Broadcasting, Inc.

     "Commodore Acquisition" means the acquisition of Commodore Media, Inc.

     "Commonwealth Acquisition" means the acquisition of substantially all of the assets of Commonwealth Broadcasting of Arizona, L.L.C.

     "Communications Act" means the Communications Act of 1934, as amended.

     "Community Pacific Acquisition" means the acquisition of substantially all of the assets of Community Pacific Broadcasting Company L.P.

     "Completed Acquisitions" means the American General Acquisition, the Ameron Acquisition, the Benchmark Acquisition, the Booneville Acquisition, the Cavalier Acquisition, the COMCO Acquisition, the Commodore Acquisition, the Commonwealth Acquisition, the Community Pacific Acquisition, the East Penn Acquisition, the Emerald City Acquisition, the Griffith Acquisition, the GulfStar Acquisition, the KJEM Acquisition, the KLAW Acquisition, the Knight Acquisition, the Livingston Acquisition, the Madison Acquisition, the McForhun Acquisition, the Osborn Acquisition, the Osborn Huntsville Acquisition, the

Osborn Tuscaloosa Acquisition, the Patterson Acquisition, the Quass Acquisition, the Reynolds Acquisition, the Space Coast Acquisitions and the WRIS Acquisition.

     "Completed Dispositions" means the Allentown Disposition, the Bryan Disposition, the Dayton Disposition, the Jackson Disposition, the KASH Disposition, the Osborn Ft. Myers Disposition and the Wilmington Disposition.

     "Completed Transactions" means the Completed Acquisitions and the Completed Dispositions.

     "Dayton Disposition" means the disposition of radio station WING-FM serving the Dayton, Ohio market.

     "DOJ" means the United States Department of Justice.

     "East Penn Acquisition" means the acquisition of radio station WKAP-AM from East Penn Broadcasting, Inc. serving the Allentown, Pennsylvania market.

     "Emerald City Acquisition" means the acquisition of radio station WNOK-FM from Emerald City Radio Partners, L.P. serving the Columbia, South Carolina market.

     "Fairbanks Acquisition" means the Company's pending acquisition of radio station KUAB-FM from the University of Alaska Fairbanks serving the Fairbanks, Alaska market.

     "FCC" means the United States Federal Communications Commission.

     "FTC" means the United States Federal Trade Commission.

     "Gibbons Acquisition" means the Company's pending acquisition of all of the common stock of Jim Gibbons Radio, Inc., a Maryland corporation, and Jim Gibbons Radio, Inc., a Virginia corporation, which own and operate four radio stations (two FM and two AM) serving the Frederick, Maryland and Roanoke, Virginia.

     "Grant Acquisition" means the Company's pending acquisition of radio station WZBQ-FM from Grant Radio Group serving the Tuscaloosa, Alabama market.

     "Greenville Disposition" means the Company's pending disposition of radio stations WESC-FM, WESC-AM, WTPT-FM and WJMZ-FM serving the Greenville, South Carolina market.

     "Griffith Acquisition" means the acquisition of radio stations WTAK-FM, WXQW-FM and WWXQ-FM from Griffith Communications Corporation serving the Huntsville, Alabama market.

     "GulfStar Acquisition" means the merger of GulfStar with and into a subsidiary of Capstar Broadcasting, pursuant to which the subsidiary was the surviving corporation and was named GulfStar Communications, Inc. and contributed through Capstar Partners to Capstar Radio.

     "HSR Act" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     "Indentures" means the 9 1/4% Capstar Notes Indenture, the 12 3/4% Capstar Notes Indenture and the 13 1/4% Capstar Notes Indenture.

     "Jackson Disposition" means the disposition of radio stations WJMI-FM, WOAD-FM, WKXI-FM and WKXI-AM serving the Jackson, Mississippi market.

     "JSA" refers to a joint sales agreement, whereby a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station. JSAs take varying forms. A JSA, unlike an LMA, normally does not involve programming.

     "KASH Disposition" means the disposition of radio station KASH-AM serving the Anchorage, Alaska market to Chinook Concert Broadcasters, Inc.

     "KATQ Acquisition" means the Company's pending acquisition of KTFS-AM and KTWN-FM from KATQ Radio, Inc. serving the Texarkana, Texas and Texarkana, Arkansas market.

     "KDOS Acquisition" means the Company's pending acquisition of radio stations KSAB-FM and KUNO-AM from KDOS, Inc. serving the Corpus Christi, Texas market.

     "KJEM Acquisition" means the acquisition of KJEM-FM, a limited partnership.

     "KLAW Acquisition" means the acquisition of radio stations KLAW-FM and KZCD-FM from KLAW Broadcasting, Inc. serving the Lawton, Oklahoma market.

     "Knight Acquisition" means the acquisition of substantially all of the assets of Knight Radio, Inc., Knight Broadcasting of New Hampshire, Inc. and Knight Communications Corp.

     "KOSO Acquisition" means the Company's pending acquisition of radio station KOSO-FM from KOSO, Inc. serving the Patterson, California market.

     "KRNA Acquisition" means the Company's pending acquisitions (under separate agreements) of radio stations KRNA-FM and KXMX-FM from KRNA, Inc. serving the Iowa City and Cedar Rapids, Iowa markets.

     "Livingston Acquisition" means the acquisition of radio station WBIU-AM from Livingston Communications, Inc. serving the Denham Springs, Louisiana market.

     "LMA" refers to a local marketing agreement, whereby a radio station outsources the management of certain limited functions of its operations. LMAs take varying forms; however, the FCC requires that, in all cases, the licensee maintain independent control over the programming and operations of the station.

     "Madison Acquisition" means the acquisition of substantially all of the assets of The Madison Radio Group which is comprised of the stations formerly owned by Midcontinent Broadcasting Co. of Wisconsin, Inc. and Point Communications Limited Partnership.

     "McCarthy Acquisition" means the Company's pending acquisition of radio stations KNCQ-FM, KEWB-FM and KEGR-FM from McCarthy Wireless, Inc. serving the Redding, Anderson and Red Bluff, California markets.

     "McForhun Acquisition" means the acquisition of radio station KRVE-FM from McForhun, Inc. serving the Brusly, Louisiana market.

     "Noalmark Acquisition" means the Company's option to acquire radio stations KKTX-FM and KKTX-AM from Noalmark Broadcasting Corporation serving the Longview, Texas market.

     "Notes" means the 9 1/4% Capstar Notes, the 12 3/4% Capstar Notes and the 13 1/4% Capstar Notes.

     "Osborn Acquisition" means the acquisition of Osborn Communications Corporation.

     "Osborn Ft. Myers Disposition" means the disposition of substantially all of the assets used or held for use in connection with the business and operations of Osborn's stations in the Port Charlotte and Ft. Myers, Florida markets.

     "Osborn Huntsville Acquisition" means the acquisition of Dixie Broadcasting, Inc. and Radio WBHP, Inc.

     "Osborn Tuscaloosa Acquisition" means the acquisition of Taylor Communications Corporation.

     "Patterson Acquisition" means the acquisition of all of the outstanding capital stock of Patterson Broadcasting, Inc.

     "Pending Acquisitions" means the Americom Acquisition, the Austin Acquisition, the Champion Acquisition, the Class Act Acquisition, the Fairbanks Acquisition, the Grant Acquisition, the KDOS Acquisition, the KOSO Acquisition, the Noalmark Acquisition, the Pensacola-WYCL Acquisition, the Portsmouth Acquisition and the Shreveport-KMJJ Acquisition.

     "Pending Dispositions" means the Americom Disposition, the Greenville Disposition, the Salisbury-Ocean City Disposition, the Upper Fairfield Disposition and the Westchester Disposition.

     "Pending Transactions" means the Pending Acquisitions and the Pending Dispositions.

     "Pensacola-WYCL Acquisition" means the Company's pending acquisition of radio station WYCL-FM from Paxon Communications Corporation serving the Pensacola, Florida market.

     "Portsmouth Acquisition" the Company's pending acquisition of radio stations WSRI-FM, WZNN-AM, WERZ-FM and WMYF-AM from American Radio Systems serving the Portsmouth-Dover-Rochester, New York.

     "Quass Acquisition" means the acquisition of all of the outstanding capital stock of Quass Broadcasting Company.

     "Reynolds Acquisition" means the acquisition of radio station WMHS-FM from Joan K. Reynolds, d/b/a Brantley Broadcast Associates serving the Birmingham, Alabama market.

     "Salisbury-Ocean City Disposition" means the Company's pending disposition of radio stations WWFG-FM and WOSC-FM serving the Salisbury-Ocean City, Maryland market.

     "SFX" means SFX Broadcasting, Inc.

     "SFX Acquisition" means Capstar Broadcasting's pending acquisition of SFX Broadcasting, Inc.

     "SFX Jackson-Biloxi Acquisition" means the Company's pending acquisition of six radio stations (five FM and one AM) from SFX serving the Jackson and Biloxi, Mississippi markets.

     "SFX Transactions" means the SFX Acquisition and the SFX Related Transactions.

     "Shreveport-KMJJ Acquisition" means the Company's pending acquisition of radio station KMJJ-FM from SunGroup, Inc, et al, serving the Shreveport, Louisiana market.

     "Space Coast Acquisition" collectively refers to the acquisitions of substantially all of the assets of EZY Com, Inc., City Broadcasting Co., Inc., and Roper Broadcasting, Inc.

     "Telecom Act" means the Telecommunications Act of 1996.

     "Upper Fairfield Disposition" means the pending conveyance of radio stations WKRI-FM, WAXB-FM, WPUT-AM and WINE-AM serving the Fairfield County, Connecticut market to a limited liability company in exchange for a non-voting membership interest in such limited liability company.

     "Westchester Disposition" means the pending conveyance of radio stations WFAS-FM, WFAS-AM and WZZN-FM serving the Westchester-Putnam Counties, New York market to a limited liability company in exchange for a non-voting membership interest in such limited liability company.

     "Wilmington Disposition" means the conveyance of radio station WJBR-FM serving the Wilmington, Delaware market to a limited liability company in exchange for a non-voting membership interest in such limited liability company.

     "WRIS Acquisition" means the acquisition of WJLM-FM from WRIS, Inc. serving the Salem, Virginia market.

ITEM 2. PROPERTIES

     The types of properties required to support each of the Company's radio stations include offices, studios and transmitter/antenna sites. No one property is material to the overall operations of the Company. The Company typically leases its studio and office space with lease terms that expire in five to ten years, although the Company does own certain of its facilities. A station's studios are generally housed with its offices in downtown or business districts. The Company generally considers its facilities to be suitable and of adequate size for its current and intended purposes. The Company typically owns its transmitter and antenna sites, although the Company does lease certain of its transmitter/antenna sites with lease terms that expire in three to 20 years. The transmitter/antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. The Company does not anticipate any difficulties in renewing any facility or transmitter/antenna site leases or in leasing additional space or sites if required.

     The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by the Company's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed. All of the property owned by the Company secures the Company's borrowings under the Credit Facility.

     The principal executive offices of the Company are located at 600 Congress Avenue, Suite 1400, Austin, Texas 78701. The telephone number of the Company at that address is (512) 340-7800.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Companies did not submit any matters to a vote of their securityholders during the fourth quarter of the fiscal year ending December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Capstar Partners and Capstar Radio has not been registered under the Securities Act of 1933 or the Securities Act of 1934, as amended, and is not listed on any national securities exchange. As of December 31, 1997, there was no established public trading market for the common stock of Capstar Partners or Capstar Radio. All of the common stock of Capstar Partners is held by Capstar Broadcasting, and all of the common stock of Capstar Radio is held by Capstar Partners.

     Cash dividends declared and paid by Capstar Partners and Capstar Radio on their common stock for 1997 and 1996 are presented in the following table.

                                                              CAPSTAR     CAPSTAR
                                                              PARTNERS     RADIO
                                                              --------    -------
                                                                (IN THOUSANDS)
1997........................................................    $765      $9,110
1996........................................................      --          --

     Capstar Partners and Capstar Radio are holding companies with no significant assets other than the capital stock of their direct and indirect subsidiaries. Consequently, the sole source of cash for each of Capstar Partners and Capstar Radio from which to make dividend payments will be dividends distributed or other payments made to it by its operating subsidiaries. The right of each of Capstar Partners and Capstar Radio to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of the its subsidiaries. The Indentures, the Certificate of Designation, and the Capstar Credit Facility contain certain covenants that restrict or prohibit the Company's ability to pay dividends and make other distributions.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

CAPSTAR PARTNERS

     In July 1997, Capstar Broadcasting through a wholly owned subsidiary merged with GulfStar in a transaction between entities under common control which was accounted for in a manner similar to a pooling of interests. The table below presents only the financial data of GulfStar from January 1, 1993 through October 16, 1996, the date Capstar Broadcasting commenced operations. Subsequent to October 16, 1996, the historical financial data of Capstar Broadcasting and GulfStar have been combined.

     The operating and other data in the following table have been derived from the audited consolidated financial statements of Capstar Partners for the years ended December 31, 1995, 1996 and 1997, all of which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements for the years ended December 31, 1993 and 1994. The selected balance sheet data in the following table have been derived from the audited consolidated financial statements of Capstar Partners as of December 31, 1996 and 1997 which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Partners as of December 31, 1993, 1994 and 1995.

                                                             CAPSTAR PARTNERS
                                            ---------------------------------------------------
                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                             1993     1994      1995       1996         1997
                                            ------   -------   -------   ---------   ----------
                                                          (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue.............................  $4,002   $ 9,834   $15,797   $  42,866   $  175,445
  Station operating expenses..............   2,818     6,662    11,737      30,481      122,135
  Depreciation and amortization...........     307       712     1,134       4,141       26,415
  Corporate expenses......................     158       339       513       2,523       14,221
  Noncash compensation expense(1).........      --        --        --       6,176       10,575
  Operating income (loss).................     719     2,121     2,413        (455)       2,099
  Interest expense........................     338       965     4,078       9,741       49,531
  Net income (loss).......................     319       645     1,570     (11,957)     (39,661)

OTHER DATA:
  Broadcast cash flow(2)..................  $1,184   $ 3,172   $ 4,060   $  12,385   $   53,310
  Broadcast cash flow margin..............    29.6%     32.3%     25.7%       28.9%        30.4%
  EBITDA(3)...............................  $1,026   $ 2,833   $ 3,547   $   9,862   $   39,089
  Cash flows related to:
     Operating activities.................     411     1,833     1,259      (2,339)       6,699
     Investing activities.................    (324)  (11,531)  (19,648)   (155,579)    (487,002)
     Financing activities.................     180    10,325    17,696     167,519      540,541
  Capital expenditures....................     300     1,192       495       2,478       10,020

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents...............  $  286   $   913   $   220   $   9,821   $   70,059
  Intangible and other assets, net........   5,019    15,094    39,014     344,524      884,639
  Total assets............................   8,424    20,991    49,000     402,632    1,106,050
  Long-term debt, including current
     portion..............................   7,362    18,554    37,300     191,170      594,572
  Redeemable preferred stock..............      --        --       758      23,098      101,493
  Total stockholders' equity..............     323       970     2,563      93,736      215,869

---------------

(1) Consists of noncash compensation charges resulting from the grant of warrants and stock subscriptions.

(2) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and noncash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

(3) EBITDA consists of operating income before depreciation, amortization and noncash compensation expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

CAPSTAR RADIO

     In July 1997, Capstar Broadcasting through a wholly owned Subsidiary merged with GulfStar in a transaction between entities under common control which was accounted for in a manner similar to a pooling of interests. The table below presents only the financial data of GulfStar from January 1, 1993 through October 16, 1996, the date Capstar Broadcasting commenced operations. Subsequent to October 16, 1996, the historical financial data of Capstar Broadcasting and GulfStar have been combined.

     The operating and other data in the following table have been derived from the audited consolidated financial statements of Capstar Radio for the years ended December 31, 1995, 1996 and 1997, all of which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements for the years ended December 31, 1993 and 1994. The selected balance sheet data in the following table have been derived from the audited consolidated financial statements of Capstar Radio as of December 31, 1996 and 1997 which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Radio as of December 31, 1993, 1994 and 1995.

                                                               CAPSTAR RADIO
                                            ---------------------------------------------------
                                                          YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                             1993     1994      1995       1996         1997
                                            ------   -------   -------   ---------   ----------
                                                          (DOLLARS IN THOUSANDS)
OPERATING DATA:
Net revenue...............................  $4,002   $ 9,834   $15,797   $  42,866   $  175,445
Station operating expenses................   2,818     6,662    11,737      30,481      122,135
Depreciation and amortization.............     307       712     1,134       4,137       26,285
Corporate expenses........................     158       339       513       2,300       14,221
Noncash compensation expense(1)...........      --        --        --       6,176       10,575
Operating income (loss)...................     719     2,121     2,413        (228)       2,229
Interest expense..........................     338       965     4,078       7,064       30,559
Net income (loss).........................     319       645     1,570      (9,052)     (28,007)

OTHER DATA:
Broadcast cash flow(2)....................  $1,184   $ 3,172   $ 4,060   $  12,385   $   53,310
Broadcast cash flow margin................    29.6%     32.3%     25.7%       28.9%        30.4%
EBITDA(3).................................  $1,026   $ 2,833   $ 3,547   $  10,086   $   39,089
Cash flows related to:
     Operating activities.................     411     1,833     1,259      (1,390)      12,108
     Investing activities.................    (324)  (11,531)  (19,648)   (153,467)    (476,556)
     Financing activities.................     180    10,325    17,696     163,798      526,006
Capital expenditures......................     300     1,192       495       2,115        9,051

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents.................  $  286   $   913   $   220   $   9,161   $   70,719
Intangible and other assets, net..........   5,019    15,094    39,014     342,558      876,599
Total assets..............................   8,424    20,991    49,000     399,642    1,096,872
Long-term debt, including current
  portion.................................   7,362    18,554    37,300     156,170      427,580
Redeemable preferred stock................      --        --       758      23,098           --
Total stockholders' equity................     323       970     2,563     127,920      461,315

---------------

(1) Consists of noncash compensation charges resulting from the grant of warrants and stock subscriptions.

(2) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and noncash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

(3) EBITDA consists of operating income before depreciation, amortization and noncash compensation expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

COMMODORE MEDIA, INC.

     The operating and other data in the following table have been derived from the audited consolidated financial statements of operations and cash flows of Commodore Media, Inc. and Subsidiaries for the year ended December 31, 1995, and for the period from January 1, 1996 to October 16, 1996, all of which are included elsewhere in this Annual Report on Form 10-K, and from audited consolidated financial statements for the years ended December 31, 1992, 1993 and 1994. The selected balance sheet data in the following table have been derived from the audited consolidated financial statements of Commodore Media, Inc. as of December 31, 1992, 1993, 1994 and 1995.

                                                        COMMODORE MEDIA, INC.
                                  -----------------------------------------------------------------
                                            YEAR ENDED DECEMBER 31,              JANUARY 1, 1996 --
                                  -------------------------------------------       OCTOBER 16,
                                    1992       1993        1994        1995           1996(1)
                                  --------    -------    --------    --------    ------------------
                                            (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue...................  $ 17,961    $19,798    $ 26,225    $ 30,795         $ 31,957
  Station operating expenses....    12,713     13,509      16,483      19,033           21,291
  Depreciation and
     amortization...............     1,676      1,129       2,145       1,926            2,158
  Corporate expenses............     1,602      2,531       2,110       2,051            1,757
  Other expense(2)..............        --      1,496       2,180       2,007           13,834
  Operating income (loss).......     1,970      1,133       3,307       5,778           (7,083)
  Interest expense..............     4,614      4,366       3,152       7,806            8,861
  Net loss......................    (2,580)    (3,782)       (527)     (2,240)         (17,836)

OTHER DATA:
  Broadcast cash flow(3)........  $  5,248    $ 6,289    $  9,742    $ 11,762         $ 10,666
  Broadcast cash flow
     margin(3)..................      29.2%      31.8%       37.1%       38.2%            33.4%
  EBITDA(4).....................  $  3,646    $ 3,758    $  7,632    $  9,711         $  8,909
  Cash flows related to:
     Operating activities.......      (406)       477       4,061       1,245            1,990
     Investing activities.......      (458)   (10,013)        (50)     (4,408)         (34,358)
     Financing activities.......       951      9,377      (2,855)     12,013           26,724
  Capital expenditures..........       371        333         623         321              449

BALANCE SHEET DATA (AT END OF
  PERIOD):
  Cash and cash equivalents.....  $  1,045    $   887    $  2,042    $ 10,891
  Intangible and other assets,
     net........................    13,819     22,419      21,096      27,422
  Total assets..................    27,508     36,192      36,283      52,811
  Long-term debt, including
     current portion............    51,934     41,773      36,962      66,261
  Redeemable preferred stock....     5,800         10       8,414          --
  Total stockholders' deficit...   (28,766)    (8,097)    (18,038)    (18,555)

---------------

(1) Represents the results of operations of Commodore Media, Inc. for the period from January 1, 1996 through the date of the Commodore Acquisition, October 16, 1996.

(2) In 1996, other expense consists of merger-related compensation charges in connection with Capstar Partners' acquisition of Capstar Radio (formerly known as Commodore Media, Inc.). Such expenses are not expected to recur. In 1993 through 1995 other operating expenses consist of non-cash compensation charges resulting from the grant of employee options, warrants, and stock subscriptions.

(3) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and noncash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

(4) EBITDA consists of operating income before depreciation, amortization and non-cash compensation expense. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this Prospectus. Periodically, the Company may make statements about trends, future plans and the Company's prospects. Actual results may differ materially from those described in such forward looking statements based on the risks and uncertainties facing the Company, including but not limited to, the following: business conditions and growth in the radio broadcasting industry and the general economy; competitive factors; changes in interest rates; the failure or inability to renew one or more of the Company's broadcasting licenses; and the factors described in "Risk Factors."

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

     The Company's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that the Company has completed. For a description of the transactions completed by the Company, see "Capstar Broadcasting Partners, Inc. and Subsidiaries -- Notes to Consolidated Financial Statements -- Acquisitions and Dispositions of Broadcasting Properties" set forth in Part II.

     In the Pending Transactions, the Company has agreed to purchase 33 radio stations serving 14 mid-sized markets and to sell 16 radio stations serving five mid-sized markets. In the SFX Acquisition, the Company may acquire a portion or all of the outstanding stock of SFX. The Company anticipates that it will consummate the Pending Transactions and possibly the SFX Acquisition; however, the closing of each such acquisition or disposition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control, and the availability of financing to the Company on acceptable terms. No assurances can be given that regulatory approval will be received, that the Indentures, the Certificates of Designation, the Capstar Credit Facility, the Chancellor Note or any other loan agreements to which the Company will be a party will permit additional financing for the Pending Transactions or the SFX Acquisition or that such financing will be available to the Company on acceptable terms. See "Risk Factors -- Risks of Acquisition Strategy."

     In the following analysis, management discusses broadcast cash flow, earnings before interest, taxes, depreciation, amortization ("EBITDA"). Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and noncash compensation expense. EBITDA consists of operating income before depreciation, amortization and noncash compensation expense. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for operating income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.

  Results of Operations

     The following table presents summary historical financial data of the Company and should be read in conjunction with the consolidated financial statements of the Company and, in each case, the related notes included elsewhere in this Form 10-K.

                                                  YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------------
                                1995        %         1996        %         1997        %
                               -------    ------    --------    ------    --------    ------
                                                  (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue................  $15,797    100.0%    $ 42,866    100.0%    $175,445    100.0%
  Station operating
     expenses................   11,737     74.3%      30,481     71.1%     122,135     69.6%
  Depreciation and
     amortization............    1,134      7.2%       4,141      9.7%      26,415     15.1%
  Corporate expenses.........      513      3.2%       2,523      5.9%      14,221      8.1%
  Non-cash compensation
     expense.................       --        --       6,176     14.4%      10,575      6.0%
  Operating income (loss)....    2,413     15.3%        (455)    (1.1%)      2,099      1.2%
  Interest expense...........    4,078     25.8%       9,741     22.7%      49,531     28.2%
  Net income (loss)..........    1,570      9.9%     (11,957)   (27.9%)    (39,661)   (22.6%)
OTHER DATA:
  Broadcast cash flow........  $ 4,060     25.7%    $ 12,385     28.9%    $ 53,310     30.4%
  EBITDA.....................    3,547     22.5%       9,862     23.0%      39,089     22.3%

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased $132.5 million or 309.3% to $175.4 million in the year ended December 31, 1997 from $42.9 million in the year ended December 31, 1996. This increase was attributable to the acquisition of radio stations and revenue generated from JSAs and LMAs entered into during the years ended December 31, 1996 and 1997. On a same station basis, for stations owned or operated as of December 31, 1997, net revenue increased $10.6 million or 5.0% to $221.4 million from $210.8 million in the year ended December 31, 1996. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $91.6 million or 300.7% to $121.1 million in the year ended December 31, 1997 from $30.5 million in the year ended December 31, 1996. The increase was primarily attributable to the station operating expenses of the radio station acquisitions and the JSAs and the LMAs entered into during the years ended December 31, 1997 and 1996. On a same station basis, for stations owned or operated as of December 31, 1997, operating expenses decreased $1.0 million or 0.7% to $154.7 million from $155.7 million in the year ended December 31, 1996. As a percent of revenue, historical operating expenses declined from 71.1% in 1996 to 69.6% in 1997 as a result of (i) cost savings measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $11.7 million or 463.6% during 1997 to $14.2 million from $2.5 million in 1996 as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $22.3 million or 537.9% to $26.4 million in 1997 from $4.1 million in 1996 primarily due to radio station acquisitions consummated in 1997 and 1996. Noncash compensation expense increased $4.4 million or 71.2% to $10.6 million in the year ended December 31, 1997 from approximately $6.2 million in the year ended December 31, 1996 due to compensation charges in connection with warrants issued to the Company's Chief Executive Officer and certain stock subscriptions.

     Other Expenses (Income). Interest expense, net, increased $39.8 million or 408.5% to $49.5 million in the year ended December 31, 1997 from $9.7 million during the same period in 1996 primarily due to indebtedness incurred in connection with the Company's acquisitions. At Capstar Radio, interest expense increased $23.5 million or 332.6% to $30.6 million in the year ended December 31, 1997 from $7.1 million during the same period in 1996, primarily due to indebtedness incurred in connection with the Company's acquisitions. However, this increase was not as large as the increase at Capstar Partners since the 12 3/4% Capstar Notes were issued by Capstar Partners in connection with its acquisition of Osborn Communications, Inc. in February 1997. Other expense, net, increased $3.8 million to $4.7 million in expense in the year ended December 31, 1997 from $0.9 million in other income in the same period in 1996. The increase in other expense was primarily due to $3.5 million in transaction costs incurred as a result of the GulfStar Acquisition. An extraordinary loss of $2.4 million on extinguishment of debt was recorded in 1997, related to the write-off of deferred financing fees associated with the GulfStar credit facility, which was refinanced during the period.

     Net Loss. As a result of the factors described above, net loss increased $27.7 million in the year ended December 31, 1997 to a net loss of $39.6 from a net loss of $11.9 million in the year ended December 31, 1996. As a result of the difference in interest expense described above, the net loss of Capstar Radio was less than that of Capstar Partners. The net loss of Capstar Radio increased $18.9 million or 209.4% to $28.0 million in the year ended December 31, 1997 from $9.1 million in the year ended December 31, 1996.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $40.9 million or 330.4% to $53.3 million in the year ended December 31, 1997 from $12.4 million in the year ended December 31, 1996. The broadcast cash flow margin was 30.4% in the year ended December 31, 1997 as compared to 28.9% in the same period in 1996. The inclusion of broadcast cash flow from acquisitions and the JSAs and the LMAs accounted for $40.1 million of the increase. On a same station basis, for stations owned or operated as of December 31, 1997, broadcast cash flows increased $11.6 million or 21.0% to $66.7 million from $55.1 million in year ended December 31, 1996.

     EBITDA. As a result of the factors described above, EBITDA increased $29.2 million or 296.4% to $39.1 million in the year ended December 31, 1997 from $9.9 million in the year ended December 31, 1996. The EBITDA margin decreased to 22.3% in 1997 from 23.0% in 1996 as a result of higher corporate expenses as described above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Revenue. Net revenue increased $27.1 million or 171.4% to $42.9 million in the year ended December 31, 1996 from $15.8 million in the year ended December 31, 1995. This increase was attributable to the acquisitions of radio stations and revenue generated from JSAs and LMAs entered into during the years ended December 31, 1996 and 1995. On a same station basis, for stations owned or operated as of December 31, 1996, net revenue increased $13.3 million or 17.7% to $88.8 million from $75.5 million in the year ended December 31, 1995. The increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $18.8 million or 159.7% to $30.5 million in the year ended December 31, 1996 from $11.7 million in the year ended December 31, 1995. The increase was attributable to the station operating expenses of the radio station acquisitions and the JSAs and the LMAs entered into during the years ended December 31, 1996 and 1995, which contributed $20.8 million to the increase. On a same station basis, for stations owned or operated as of December 31, 1996, operating expenses increased $21.0 million or 49.8% to $63.4 million from $42.4 million in the year ended December 31, 1995. As a percent of revenue, historical operating expenses have declined from 74.3% in 1995 to 71.1% in 1996 as a result of (i) cost savings measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $2.0 million or 391.8% to $2.5 million in the year ended December 31, 1996 from $0.5 million in the same period during 1995 as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $3.0 million for 265.2% to $4.1 million in the year ended December 31, 1996 from $1.1 million in the same period in 1995 primarily due to radio station acquisitions consummated in 1996 and 1995. The Company incurred noncash compensation expense of $6.2 million in the year ended December 31, 1996 as a result of certain warrants issued to the Company's Chief Executive Officer and stock subscriptions.

     Other Expenses (Income). Interest expense increased $5.6 million or 138.9% to $9.7 million in the year ended December 31, 1996 from $4.1 million in the same period in 1995 primarily due to the interest expense associated with indebtedness incurred in connection with the Company's acquisitions. At Capstar Radio, interest increased $3.0 million or 73.2% to $7.1 million in the year ended December 31, 1996 from $4.1 million during the same period in 1995, primarily due to indebtedness incurred in connection with the Company's acquisitions. However, this increase was not as large as the increase at Capstar Partners since its former term loan facility was entered into by Capstar Partners in connection with its acquisition of Commodore in October 1996. Other expense, net, increased approximately $0.8 million to $0.9 million in the year ended December 31, 1996 from $0.1 million in income in the same period in 1995. An extraordinary loss of $1.2 million on extinguishment of debt was recorded in 1996, related to the write-off of deferred financing fees associated with the GulfStar credit facility which was refinanced during the period.

     Net Income (Loss). As a result of the factors described above, net income decreased $13.6 million to a $12.0 million net loss in the year ended December 31, 1996 from net income of $1.6 million in the year ended December 31, 1995. As a result of the difference in interest expense described above, the net loss of Capstar Radio was less than that of Capstar Partners. The net loss of Capstar Radio increased $10.7 million or 576.6% to $9.1 million in the year ended December 31, 1996 from net income of $1.6 million in the year ended December 31, 1995.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $8.3 million or 205% to $12.4 million in the year ended December 31, 1996 from $4.1 million in the year ended December 31, 1995. The broadcast cash flow margin was 28.9% in the year ended December 31, 1996 as compared to 25.7% in the same period in 1995. The inclusion of broadcast cash flow from acquisitions and LMAs accounted for $7.4 million of the increase. On a same station basis, for stations owned or operated as of December 31, 1996, broadcast cash flow decreased $7.7 million or 23.4% to $25.4 million from $33.1 million in year ended December 31, 1995.

     EBITDA. As a result of the factors described above, EBITDA increased $6.4 million or 178.0% to $9.9 million in the year ended December 31, 1996 from $3.5 million in the year ended December 31, 1995. The EBITDA margin increased to 23.0% in 1996 from 22.5% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's acquisition strategy has required a significant portion of the Company's capital resources. The Completed Transactions were funded from one or a combination of the following sources: (i) equity investments in the Company from Hicks Muse and its affiliates and management of the Company; (ii) assumption of indebtedness of acquired companies, including the 13 1/4% Senior Subordinated Notes due 2003 of Commodore (the "13 1/4% Capstar Notes"); (iii) net proceeds from the issuance of the 12 3/4% Senior Discount Notes due 2009 of Capstar Partners (the "12 3/4% Capstar Notes") in February 1997; (iv) net proceeds from the issuance of the 12% Capstar Preferred Stock in June 1997; (v) net proceeds from the issuance of the 9 1/4% Senior Subordinated Notes due 2007 of Capstar Radio (the "9 1/4% Capstar Notes") in June 1997; (vi) borrowings under the Capstar Credit Facility and other bank indebtedness of the Company; and (vii) net proceeds from the dispositions of certain assets of the Company.

     In October 1996, the Company assumed the 13 1/4% Capstar Notes in connection with the financing of the Commodore Acquisition. The 13 1/4% Capstar Notes are limited in aggregate principal amount to $76.8 million and bear interest at a rate of 13 1/4% per annum, of which only 7 1/2% is payable in cash up to May 1, 1998. Beginning on May 1, 1998, the 13 1/4% Capstar Notes will bear cash interest at a rate of 13 1/4% per annum until maturity. The 13 1/4% Capstar Notes require semi-annual cash interest payments on each May 1 and November 1 of $2.9 million through May 1, 1998, and $5.2 million from November 1, 1998, until maturity on May 1, 2003.

     In connection with the financing of the Osborn Acquisition in February 1997, Capstar Partners issued the 12 3/4% Capstar Notes at a substantial discount from their aggregate principal amount at maturity of $277.0 million, generating gross proceeds to the Company of approximately $150.3 million. The 12 3/4% Capstar Notes pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. Thereafter interest will be payable semi-annually on February 1 and August 1 of each year until maturity on February 1, 2009.

     In June 1997, Capstar Radio issued the 9 1/4% Capstar Notes in connection with certain Completed Transactions that were completed during the third quarter of 1997. Interest on the 9 1/4% Capstar Notes is payable semi-annually on January 1 and July 1 of each year until maturity on July 1, 2007.

     In June 1997, Capstar Partners issued 1,000,000 shares of the 12% Capstar Preferred Stock in connection with the financing of the GulfStar Acquisition. Dividends on the 12% Capstar Preferred Stock accumulate from the date of issuance and are payable semi-annually on January 1 of each year at a rate per annum of 12% of the $100.00 per share liquidation preference. Dividends may be paid, at Capstar Partners' option, on any dividend payment date occurring on or before July 1, 2002, either in cash or in additional shares of 12% Capstar Preferred Stock. Capstar Partners paid the required dividend on January 1, 1998 by issuing an additional 64,667 shares of 12% Capstar Preferred Stock and intends to pay in kind dividends, rather than cash, through July 1, 2002.

     The Capstar Credit Facility was amended and restated in August 1997 and consists of a $200.0 million revolving loan facility, $75.0 million of which is available to the Company for the issuance of letters of credit for its account or the account of its subsidiaries. The Capstar Credit Facility also provides that under certain circumstances, the Company may request additional revolving loan commitments in $50.0 million increments, the aggregate not to exceed $150.0 million. The availability of such additional commitments under the Capstar Credit Facility is subject to the sole discretion of the banks then party to the Capstar Credit Facility. The Company may not request term loan commitments after December 31, 1998. All loans outstanding under the Capstar Credit Facility will mature August 1, 2004. Borrowings under the Capstar Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. As of March 24, 1998, no principal balance was outstanding under the Capstar Credit Facility, approximately $171.3 million would have been available for borrowings thereunder and borrowings under the Capstar Credit Facility had a weighted average effective interest rate of 9.7% per annum.

     In the first quarter of 1998, Capstar Broadcasting received proceeds in the amount of $550.0 million from equity investments of Hicks Muse and its affiliates and contributed such amount to the Company, of which

$225.5 million was used to consummate the Patterson Acquisition, $137.5 million was used to repay indebtedness under the Capstar Credit Facility, and the remaining $187.0 million is expected to be used to consummate Pending Acquisitions and for general corporate purposes. In addition, an affiliate of Hicks Muse has committed to invest an additional $50.0 million in Capstar Broadcasting during the second quarter of 1998, which amount the Company expects to receive as an equity contribution.

     In addition to debt service and, possibly, the partial financing of the SFX Transactions, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures estimated at $18.0 million for fiscal year 1998, to consummate Pending Transactions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Management believes that the disposition of certain assets of the Company, cash from operating activities and the $50.0 million investment by an affiliate of Hicks Muse, together with available revolving credit borrowings under the Capstar Credit Facility, should be sufficient to permit the Company to meet its obligations under the agreements governing its existing indebtedness, to fund its operations, and to consummate the Pending Transactions. The Company may require financing, either in the form of additional debt or equity securities, for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets. The Company has no current arrangements or intentions to dispose of any of its stations other than as described in "Item 1. Business -- The Transactions."

     If the SFX Acquisition is consummated and SFX becomes a subsidiary of the Company, then the Company anticipates that it will receive approximately $49.4 million in fees pursuant to the LMAs under which Chancellor Media would provide services to ten SFX stations, with corresponding decreases in such amount as the ten SFX stations, which have been valued at $500.0 million in the Chancellor Exchange Agreement, are exchanged with Chancellor Media. No assurances can be given that the SFX Acquisition will be consummated with SFX as a subsidiary of the Company.

     Net cash provided by operating activities was $6.7 million and $1.3 million for the years ended December 31, 1997 and 1995, respectively, and net cash used by operating activities was $2.3 million for the year ended December 31, 1996. Changes in the Company's net cash provided by operating activities are primarily the result of the Company's completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $487.0 million, $155.6 million, and $19.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities was $540.5 million, $167.5 million, and $17.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions and dispositions.

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements form those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106.

     These pronouncements are effective for fiscal years beginning after December 31, 1997. Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. Responsibility for Year 2000 compliance has been analyzed and testing is currently ongoing for many of the financial applications, individual work stations, and broadcasting systems. Preliminary tests on applications have proven them to be compliant, but further testing is warranted. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have a material impact on the financial position or the operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information called for by this Item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages F-1 through F-70 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The directors and executive officers of Capstar Partners and Capstar Radio are listed below. Except as indicated below, each person holds the positions set forth opposite his or her name for both Capstar Partners and Capstar Radio.

     Each director will hold office until the next annual meeting of stockholders or until his successor has been duly elected and qualified. Executive officers are generally appointed annually by the board of directors of Capstar Radio and Capstar Partners to serve, subject to the discretion of the sole director, until their successors are appointed.

            NAME               AGE                           POSITION
            ----               ---                           --------
R. Steven Hicks(1)...........  48    Chief Executive Officer
William S. Banowsky, Jr......  36    Executive Vice President, General Counsel and Secretary
Paul D. Stone................  37    Executive Vice President, Chief Financial Officer and
                                     Assistant Secretary
James T. Shea, Jr............  44    President and Chief Executive Officer of Atlantic Star
                                     (Northeast Region)
John D. Cullen...............  44    Interim Chief Operating Officer; President and Chief
                                     Executive Officer of GulfStar (Southwest Region)
Dex Allen....................  55    President and Chief Executive Officer of Pacific Star
                                     (West Region)
Mary K. Quass................  48    President and Chief Executive Officer of Central Star
                                     (Midwest Region)
Rick Peters..................  45    President and Chief Executive Officer of Southern Star
                                     (Southeast Region)
Eric C. Neuman...............  53    Director
Lawrence D. Stuart, Jr.......  53    Director of Capstar Partners
Thomas O. Hicks..............  52    Director of Capstar Partners

---------------

(1) Mr. R. Steven Hicks also serves as the Chairman of the Board and a Director of Capstar Partners.

     R. Steven Hicks has served as the Chief Executive Officer of the Companies since October 1996. In addition, Mr. Hicks has served in several other positions with the Companies, including Chairman of the Board, President and director. Since May 1997, Mr. Hicks has held various positions with Capstar Broadcasting, including Chairman of the Board, President, Chief Executive Officer and director. Mr. Hicks has also served as Chairman of the Board and Chief Executive Officer of GulfStar from January 1987 to July 1997. From November 1993 to May 1996, he was President and Chief Executive Officer of SFX. Mr. Hicks is a 30-year veteran of the radio broadcasting industry, including 18 years as a station owner. Mr. Hicks is the brother of Thomas O. Hicks.

     William S. Banowsky, Jr. has served as Executive Vice President, General Counsel and Secretary of the Companies since February 1997. Mr. Banowsky has served as an Executive Vice President and the General Counsel of Capstar Broadcasting since May 1997. Mr. Banowsky was an attorney with Snell, Banowsky & Trent, P.C., Dallas, Texas, for six years before joining the Companies. Prior to that time, he was an attorney for Johnson & Gibbs, P.C., Dallas, Texas, for four years.

     Paul D. Stone has served as Chief Financial Officer, Executive Vice President and Assistant Secretary of the Companies since February 1997. Mr. Stone has served as an Executive Vice President and the Chief Financial Officer of Capstar Broadcasting since May 1997. Mr. Stone was an Executive Vice President and the Chief Financial Officer of GulfStar from April 1996 until January 1997. Prior to January 1997, Mr. Stone was Vice President and Controller of Hicks Muse for six years. He is a Certified Public Accountant.

     James T. Shea, Jr. is the President and Chief Executive Officer of Atlantic Star and has served in such position since June 1997. He previously served as President of Capstar Radio from October 1996 to June 1997. Prior to serving as President of Capstar Radio, Mr. Shea served as Chief Operating Officer of Capstar Radio's predecessor, Commodore, from January 1995 to October 1996. Mr. Shea joined Commodore as the President of its MidAtlantic Region in March 1992. He joined Wilks-Schwartz in 1980 and served in various positions, including Executive Vice President, General Manager and Partner, until 1992.

     John D. Cullen has served as the interim Chief Operating Officer of the Companies since March 1998 and has served as the President and Chief Operating Officer of GulfStar since March 1996. From 1992 to February 1996, Mr. Cullen served as a regional manager of SFX's radio stations in the Greenville-Spartanburg, Raleigh-Durham, Charlotte and Greensboro-Winston-Salem markets. Mr. Cullen is a 16-year veteran of the radio broadcasting industry.

     Dex Allen has served as the President and Chief Executive Officer of Pacific Star since January 1997. From 1984 until January 1997, Mr. Allen served as the managing member of Commonwealth. Prior to 1984, Mr. Allen was Vice President/General Manager of KOGO-AM and KPRI-FM in San Diego, California and the Sales Manager of KCBQ-AM in San Diego, California. Mr. Allen is a 29-year veteran of the radio broadcasting industry, including 12 years as a station owner.

     Mary K. Quass has served as the President and Chief Executive Officer of Central Star since January 1998. She previously served as the President and Chief Executive Officer of Quass from 1988 to January 1998. From 1982 to 1988, Ms. Quass served as Vice President/General Manager of stations KHAK-AM and KHAK-FM in Cedar Rapids, Iowa. Ms. Quass is a 19-year veteran of the radio broadcasting industry, including nine years as a station owner.

     Rick Peters has served as President and Chief Executive Officer of Southern Star since November 1997. From February 1986 to November 1997, Mr. Peters served as president of Peters Communications, Inc., a programming consultancy affiliated with radio stations in various mid-sized and large markets. Prior to February 1986, Mr. Peters was Vice President -- Programming for TK Communications and Sconnix Broadcasting. Mr. Peters has over 25 years of experience in the radio industry.

     Eric C. Neuman has served as a director of the Companies since October 1996. Mr. Neuman served as a Vice President of Capstar Radio from October 1996 to May 1997 and as an Executive Vice President of Capstar Partners from October 1996 to June 1997. Mr. Neuman has served as a director of Capstar Broadcasting since May 1997. Mr. Neuman has served as an officer of Hicks Muse since 1993 and as a Senior Vice President thereof since 1996. Before joining Hicks Muse, Mr. Neuman served for eight years as Managing General Partner of Communications Partners, Ltd., a Dallas-based private investment firm. Mr. Neuman is a director of Chancellor Media.

     Thomas O. Hicks has been a director of Capstar Partners since October 1996 and served as a director of Capstar Radio from October 1996 to August 1997. Mr. Hicks has been Chairman and Chief Executive Officer of Hicks Muse since co-founding the firm in 1989. Prior to forming Hicks Muse, Mr. Hicks co-founded Hicks & Haas Incorporated in 1983 and served as its Co-Chairman and Co-Chief Executive Officer through 1989. Mr. Hicks also serves as a director of Chancellor Media Corporation, Berg Electronics Corp., Syborn International Corporation, International Home Foods, Inc., CorpGroup Limited and Group MVS, S.A. de C.V.

     Lawrence D. Stuart, Jr. has been a director of Capstar Partners since January 1997 and served as a director of Capstar Radio from February to August 1997. Mr. Stuart has been a Managing Director and Principal of Hicks Muse since 1995. Prior to joining Hicks Muse, Mr. Stuart served for over 20 years as the principal outside legal counsel for the investment firms and portfolio companies led by Thomas O. Hicks.

From 1989 to 1995, Mr. Stuart was the Managing Partner of the Dallas office of Weil, Gotshal & Manges LLP. Mr. Stuart is a director of Chancellor Media.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Neither Capstar Partners nor Capstar Radio has a class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, no reporting persons have filed or been required to file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid to or earned in 1997, 1996, and 1995 by the Chief Executive Officer of the Company and the other highly compensated executive officers of the Company for services rendered during the three fiscal years ended December 31, 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                           COMPENSATION AWARD
                                                                        ------------------------
                                                                        SECURITIES
                                                ANNUAL COMPENSATION     UNDERLYING     PAYOUTS
              NAME AND                         ---------------------     OPTIONS/        LTIP          ALL OTHER
         PRINCIPAL POSITION            YEAR    SALARY($)    BONUS($)     SARS(#)      PAYOUTS($)    COMPENSATION($)
         ------------------            ----    ---------    --------    ----------    ----------    ---------------
R. Steven Hicks......................  1997     500,000     750,000     7,484,385(1)        --                --
  Chief Executive Officer              1996     135,400          --     9,300,000(1)        --                --
                                       1995          --          --            --           --                --
William S. Banowsky, Jr..............  1997     200,000     300,000     1,700,000           --                --
  Executive Vice President, General    1996          --          --            --           --                --
    Counsel and Secretary              1995          --          --            --           --                --
Paul D. Stone........................  1997     200,000     300,000     1,700,000           --                --
  Executive Vice President, Chief      1996          --          --            --           --                --
    Financial Officer and              1995          --          --            --           --                --
    Assistant Secretary
James T. Shea, Jr....................  1997     282,692     150,000            --           --                --
  President and Chief Executive
    Officer                            1996     262,500          --       720,880      170,000         3,412,495
    of Atlantic Star                   1995     242,361     144,500            --      183,000                --
John D. Cullen.......................  1997     204,575      70,000       500,000           --                --
  Interim Chief Operating Officer;
    President and Chief Executive
    Officer                            1996     112,500      35,000            --           --                --
    of GulfStar                        1995          --          --            --           --                --
Frank D. Osborn......................  1997     375,000     250,000     1,500,000           --         3,511,327(2)
  Former President and Chief
    Executive                          1996     387,000     300,000            --           --         1,778,375
  Officer of Southern Star(3)          1995     378,490     300,000        35,000           --            16,000

---------------

(1) Represents warrants in 1996 and options and warrants in 1997. See "Item 13. Certain Relationships and Related Transactions -- Warrants."

(2) Represents (i) $3,220,000 received by Mr. Osborn pursuant to his employment agreement with Osborn prior to the Osborn Acquisition to which Mr. Osborn was entitled upon the occurrence of a change of control, (ii) $276,375 received by Mr. Osborn in connection with the Osborn Acquisition in settlement of his outstanding options to purchase shares of common stock of Osborn and (iii) $14,952 for tax preparation expenses paid on behalf of Mr. Osborn pursuant to the terms of his previous employment agreement with Osborn.

(3) Mr. Osborn served as President of Southern Star from February 1997 to November 1997.

     The following table sets forth certain information concerning stock option grants during the year ended December 31, 1997, to the Named Executive Officers pursuant to the Stock Option Plan (as defined).

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                                         ---------------------------------------------------       VALUE AT ASSUMED
                                         NUMBER OF     % OF TOTAL                                ANNUAL RATES OF STOCK
                                         SECURITIES     OPTIONS                                 PRICE APPRECIATION FOR
                                         UNDERLYING    GRANTED TO    EXERCISE                       OPTION TERM(1)
                                          OPTIONS      EMPLOYEES     PRICE PER    EXPIRATION    -----------------------
                 NAME                    GRANTED(#)     IN 1997        SHARE         DATE         5%($)        10%($)
                 ----                    ----------    ----------    ---------    ----------    ----------    ---------
R. Steven Hicks........................  2,553,182(2)    44.14%        $1.10       2-20-07      (1,476,290)   1,233,485
                                         3,231,203(2)    55.86%         1.33       7-08-07      (2,273,378)   1,873,056
                                           850,000        6.04%         1.10       2-20-03         317,989      721,410
                                           850,000        6.04%         1.33       9-10-03         384,478      872,250
William S. Banowsky, Jr ...............    850,000        6.04%         1.10       2-20-03         317,989      721,410
                                           850,000        6.04%         1.33       9-10-03         384,478      872,250
Paul D. Stone..........................    850,000        6.04%         1.10       2-20-03         317,989      721,410
                                           850,000        6.04%         1.33       9-10-03         384,478      872,250
James T. Shea, Jr .....................         --          --            --            --              --           --
John D. Cullen.........................    500,000        3.55%         1.33       9-10-03         226,164      513,088
Frank D. Osborn........................  1,500,000       10.66%         1.10       2-20-03         561,158    1,273,076

---------------

(1) See "Item 13. Certain Relationships and Related Transactions -- Warrants."

     The following table provides information about the number of shares issued upon option exercises under the Stock Option Plan by the Named Executive Officers during 1997, and the value realized by such Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                      NUMBER OF SECURITIES UNDERLYING
                                           UNEXERCISED OPTIONS AT         VALUE OF UNEXERCISED IN-THE-MONEY
                                             DECEMBER 31, 1997             OPTIONS AT DECEMBER 31, 1997(1)
                                      --------------------------------    ----------------------------------
               NAME                    EXERCISABLE      UNEXERCISABLE     EXERCISABLE($)    UNEXERCISABLE($)
               ----                   -------------    ---------------    --------------    ----------------
R. Steven Hicks...................      7,440,000(2)     1,860,000(2)       1,860,000           465,000
                                        2,042,546(2)       510,636(2)         379,914            94,978
                                          987,970(2)     2,243,233(2)              --                --
                                               --           1,700,000              --           195,500
William S. Banowsky, Jr. .........             --           1,700,000              --           195,500
Paul D. Stone.....................             --           1,700,000              --           195,500
James T. Shea, Jr.................        240,293             480,587          72,297           158,594
John D. Cullen....................             --             500,000              --                --
Frank D. Osborn...................             --           1,500,000              --           345,000

---------------

(1) Based upon an assumed fair market price of $1.33 per share.

(2) See "Item 13. Certain Relationships and Related Transactions -- Warrants."

DIRECTORS COMPENSATION

     The directors of the Companies do not receive compensation for their services as directors. Each director of the Companies, however, is entitled to reimbursement of his reasonable out-of-pocket expenses in connection with his services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not currently have a compensation committee. During 1997, the Compensation Committee of Capstar Broadcasting established the compensation of the Company's executive officers. From January to July 1997, the Compensation Committee of Capstar Broadcasting consisted of Thomas O. Hicks, Lawrence D. Stuart, Jr. and R. Steven Hicks, the Chief Executive Officer of each of the Companies. Mr. R. Gerald Turner replaced R. Steven Hicks as a member of the Compensation Committee in July 1997. The Compensation Committee is currently comprised of Thomas O. Hicks, Lawrence D. Stuart, Jr. and R. Gerald Turner.

EMPLOYMENT AGREEMENTS

     R. Steven Hicks Employment Agreement. Capstar Broadcasting has entered into an employment agreement with R. Steven Hicks pursuant to which Mr. Hicks serves as President and Chief Executive Officer of Capstar Broadcasting. Mr. Hicks' employment agreement terminates on December 31, 2001, and will be automatically renewed for successive one-year terms unless Mr. Hicks or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but no more than 12 months prior to such expiration date). Mr. Hicks' annual base salary for 1998 is $550,000 per year and is subject to annual increases at least equal to five percent of the then current base salary. He is also entitled to receive such annual performance bonuses as Capstar Broadcasting's Board of Directors may determine. Further, Mr. Hicks is eligible to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Hicks' employment for cause or Mr. Hicks terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Hicks all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Hicks' employment agreement other than for cause or Mr. Hicks terminates his employment agreement for good reason, Mr. Hicks' employment agreement provides for (A) a lump sum payment of (x) two times Mr. Hicks' then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the Board of Directors of Capstar Broadcasting determines that Mr. Hicks has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Hicks and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Hicks' termination.

     William S. Banowsky, Jr. Employment Agreement. Capstar Broadcasting has entered into an employment agreement with William S. Banowsky, Jr. pursuant to which Mr. Banowsky serves as an Executive Vice President and the General Counsel of Capstar Broadcasting. Mr. Banowsky's employment agreement terminates on December 31, 2001, and will be renewed automatically for successive one-year terms unless Mr. Banowsky or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but not more than 12 months prior to such expiration date). Mr. Banowsky's annual base salary for 1998 is $275,000, subject to annual increases at least equal to five percent of the then current base salary. Mr. Banowsky is also eligible to receive such annual bonuses as Capstar Broadcasting's Board of Directors may determine. Further, Mr. Banowsky is entitled to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Banowsky's employment for cause or Mr. Banowsky terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Banowsky all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Banowsky's employment agreement other than for cause or Mr. Banowsky terminates his employment agreement for good reason, Mr. Banowsky's employment agreement provides for (A) a lump sum payment of (x) two times Mr. Banowsky's then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the Board of Directors of Capstar Broadcasting determines that Mr. Banowsky has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Banowsky and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Banowsky's termination.

     Paul D. Stone Employment Agreement. Capstar Broadcasting has entered into an employment agreement with Paul D. Stone pursuant to which Mr. Stone serves as an Executive Vice President and the Chief Financial Officer of Capstar Broadcasting. Mr. Stone's employment agreement terminates on December 31, 2001, and will be renewed automatically for successive one year terms unless Mr. Stone or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but no more than 12 months prior to such expiration date). Mr. Stone's annual base salary for 1998 is $275,000, subject to annual increases at least equal to five percent of the then current base salary. Mr. Stone is also eligible to receive such annual bonuses as Capstar Broadcasting's Board of Directors may determine. Further, Mr. Stone is entitled to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Stone's employment for cause or Mr. Stone terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Stone all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Stone's employment agreement other than for cause or Mr. Stone terminates his employment agreement for good reason, Mr. Stone's employment agreement provides for (A) a lump sum payment of (x) two times Mr. Stone's then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the Board of Directors of Capstar Broadcasting determines that Mr. Stone has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Stone and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Stone's termination.

     James T. Shea, Jr. Employment Agreement. The Companies have entered into an employment agreement with James T. Shea, Jr. Mr. Shea's employment agreement terminates on April 30, 1999. Mr. Shea's annual base salary for 1998 is $288,750, which increases at the beginning of each calendar year by an amount not less than five percent of his then current base salary. Mr. Shea is also entitled to receive annual bonuses as the Board of Directors of Capstar Radio may determine, provided that the bonus shall not be less than $150,000. In addition, the employment agreement provides for an automobile allowance, participation in the retirement, savings, and welfare benefit plans of Capstar Radio and a life insurance policy of $650,000. If the Company terminates Mr. Shea's employment for cause, the Company is obligated to pay Mr. Shea's then accrued base salary, reimbursable expenses, and any other compensation then due and owing. In addition, the Company must continue to fund Mr. Shea's life insurance policy. If the employment agreement is terminated due to death or disability, without cause or by Mr. Shea for good reason, Mr. Shea will be entitled to (i) the continuation of his annual base salary, as then in effect, for a period equal to (A) if the termination date occurs after April 21, 1998 but prior to April 30, 1999, a 12-month period commencing on the termination date or (B) if the termination date occurs on or prior to April 21, 1998, the lesser of (x) a 24-month period commencing on the termination date and (y) the period starting on the termination date and ending on April 30, 1999, (ii) a pro rata amount of his annual bonus, (iii) any annual base salary and annual bonus then accrued but not yet paid, (iv) the continuation of his welfare benefits for a period equal to (A) if the termination date occurs after April 21, 1998 but prior to April 30, 1999, a 12-month period commencing on the termination date or
(B) if the termination date occurs on or prior to April 21, 1998, the lesser of
(x) a 24-month period commencing on the termination date and (y) the period starting on the termination date and ending on April 30, 1999, (v) the continuation of his life insurance policy, (vi) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs, (vii) reimbursement for certain expenses incurred as of the termination date but not yet paid as of the date of termination and
(viii) any other rights afforded to him under other written agreements between Mr. Shea and the Company.

     John D. Cullen Employment Agreement. GulfStar has entered into an employment agreement with John D. Cullen pursuant to which Mr. Cullen serves as the President and Chief Executive Officer of GulfStar. Mr. Cullen's employment agreement terminates on March 31, 2001 unless sooner terminated in accordance with the terms of the employment agreement. Mr. Cullen's annual base salary for 1998 is $225,000 subject to annual increases as determined by the Board of Directors of GulfStar. Mr. Cullen is also entitled to receive annual bonuses of at least $35,000 if GulfStar achieves certain annual broadcast cash flow projections established by the board of directors of GulfStar. If GulfStar terminates Mr. Cullen's employment for cause

(as defined in the employment agreement) or Mr. Cullen resigns (and GulfStar has not breached the employment agreement), GulfStar must pay Mr. Cullen all accrued obligations and other benefits earned prior to the date of termination. If GulfStar terminates Mr. Cullen's employment without cause or Mr. Cullen terminates his employment due to a material breach of the employment agreement by GulfStar (which breach is not cured within 30 days after receipt of notice of breach), then GulfStar must pay Mr. Cullen his current salary (in equal monthly installments) for a one year period, plus a pro rata portion of any bonuses that would otherwise have been payable to Mr. Cullen.

     Frank D. Osborn Consulting Agreement. Southern Star has entered into a consulting, non-compete and separation agreement with Frank D. Osborn pursuant to which Mr. Osborn serves as a consultant to Southern Star. The agreement provides that (i) Mr. Osborn's resign as an officer of Southern Star, (ii) Mr. Osborn will not compete with Southern Star and its subsidiaries until after February 28, 2002 and (iii) Mr. Osborn will serve as a consultant to Southern Star until February 28, 2001. Mr. Osborn receives $100,000 per year for his consulting services and $375,000 per year for his agreement not to compete with Southern Star. Upon execution of the agreement, Mr. Osborn also received a lump sum payment of $730,000, and Mr. Osborn's 1,500,000 options to purchase Class A common stock, par value $0.01 per share, of Capstar Broadcasting ("Class A Common Stock") under the Stock Option Plan immediately vested. The stock options may be exercised until the earlier to occur of (i) February 28, 2001 or (ii) the 90th day after the termination of the agreement.

BENEFIT PLANS

  Capstar Broadcasting Stock Option Plan

     Capstar Broadcasting's 1997 Stock Option Plan (the "Stock Option Plan") gives certain individuals and key employees of Capstar Broadcasting and any parent corporation or subsidiary corporation thereof (such parent and subsidiary corporations are referred to as "Related Entities") who are responsible for the continued growth of Capstar Broadcasting an opportunity to acquire a proprietary interest in Capstar Broadcasting, and thus to create in such persons an increased interest in and a greater concern for the welfare of Capstar Broadcasting and any Related Entities. The Stock Option Plan provides for the grant of options to acquire up to 22,000,000 shares of Class A Common Stock. As of December 31, 1997, grants of stock options with respect to 16,739,021 shares of Class A Common Stock have been made under the Stock Option Plan.

     The Stock Option Plan is administered by Capstar Broadcasting's Compensation Committee, which is currently comprised of Thomas O. Hicks, Lawrence D. Stuart, Jr. and R. Gerald Turner, a director of Capstar Broadcasting. The Compensation Committee has authority, subject to the terms of the Stock Option Plan (including the formula grant provisions and the provisions relating to incentive stock options contained therein), to determine when and to whom to make grants or awards under the Stock Option Plan, the number of shares to be covered by the grants or awards, the types and terms of the grants and awards, and in the case of grants of stock options, the exercise price of stock options. Moreover, the Compensation Committee has the authority, subject to the provisions of the Stock Option Plan, to establish such rules and regulations as it deems necessary for the proper administration of the Stock Option Plan and to make such determinations and interpretations and to take such action in connection with the Stock Option Plan and any grants and awards thereunder as it deems necessary or advisable. The Compensation Committee's determinations and interpretations under the Stock Option Plan are final, binding and conclusive on all participants and need not be uniform and may be made by the Compensation Committee selectively among persons who receive, or are eligible to receive, grants and awards under the Stock Option Plan.

     Grants of "incentive stock options" within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified stock options (options which do not qualify under section 422 of the Code) may be made under the Stock Option Plan to key employees. Grants of non-qualified stock options may be made to eligible nonemployees (as defined in the Stock Option Plan). No incentive stock option may be granted pursuant to the Stock Option Plan after October 16, 2006.

     The exercise price per share of the Class A Common Stock, under each option is fixed by the Compensation Committee at the time of grant and must equal at least 100% of the fair market value (as defined in the Stock Option Plan) of a share of Class A Common Stock on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a person who, at the time of grant, owns shares of Capstar Broadcasting or any Related Entity which possess more than 10% of the total combined voting power of all classes of stock of Capstar Broadcasting or of any Related Entity may not be less than 110% of the fair market value of a share of Class A Common Stock on the date of grant. No option is exercisable after the expiration of ten years from the date of grant, unless, as to any non-qualified stock option, otherwise expressly provided in the option agreement; provided, however, that no incentive stock option granted to a person who, at the time of grant, owns stock of Capstar Broadcasting, or any Related Entity, possessing more than 10% of the total combined voting power of all classes of stock of Capstar Broadcasting, or any Related Entity, is exercisable after the expiration of five years from the date of grant.

     In the event of a change of control or sale of Capstar Broadcasting, all outstanding stock options may, subject to the sole discretion of the Compensation Committee, become exercisable in full at such time or times as the Compensation Committee may determine. Each stock option accelerated by the Compensation Committee would terminate on such date (not later than the stated exercise date) as the Compensation Committee determines.

     Unless an option or other agreement provides otherwise, upon the date of death of an optionee (or upon the termination of an optionee because of such optionee's disability), the person who acquires the right to exercise the option of such optionee (or the optionee in the case of disability) must exercise such option within 180 days after the date of death (or termination in the case of disability), unless a longer period is expressly provided in such incentive stock option or a shorter period is established by the Compensation Committee, but in no event after the expiration date of such option. Following an optionee's termination of employment for cause, all stock options held by such optionee will immediately be canceled as of the date of termination of employment. Following an optionee's termination of employment for other than cause, such optionee must exercise his stock option within 30 days after the date of such termination, unless a longer period is expressly provided in such stock option or a shorter period is established by the Compensation Committee, provided that no incentive stock option shall be exercisable more than three months after such termination.

     The option exercise price may be paid in cash or, in the discretion of the Compensation Committee, by the delivery of shares of Class A Common Stock then owned by the participant, or by a combination of these methods. Also, in the discretion of the Compensation Committee, payment may also be made by delivering a properly executed exercise notice to Capstar Broadcasting together with a copy of irrevocable instructions to a broker to deliver promptly to Capstar Broadcasting the amount of sale or loan proceeds to pay the exercise price.

     Except as otherwise expressly provided in any non-qualified stock option, stock options may be transferred by a participant only by will or by the laws of descent and distribution and may be exercised only by the participant during his lifetime.

     If an optionee's employment is terminated for any reason or a change of control occurs, Capstar Broadcasting, or its designee, may purchase the remaining options and/or shares of Class A Common Stock held by such optionee at a price per share equal to fair market value. Prior to the transfer by an optionee of any shares of Class A Common Stock issued to such optionee upon exercise of a stock option, Capstar Broadcasting or its designee has the right to acquire such shares of Class A Common Stock on the same terms and conditions as the proposed transfer.

  Capstar Broadcasting Stock Purchase Plan

     Capstar Broadcasting's 1997 Stock Purchase Plan (the "Stock Purchase Plan") gives certain key employees of Capstar Broadcasting and any Related Entities who are expected to contribute materially to the success of Capstar Broadcasting and any Related Entities an opportunity to acquire a proprietary interest in Capstar Broadcasting, and thus to retain such persons and create in such persons an increased interest in and a greater concern for the welfare of Capstar Broadcasting and any Related Entities. The Stock Purchase Plan provides for the grant of stock purchase rights to acquire up to 3,000,000 shares of Class A Common Stock. To date, grants of stock purchase rights with respect to 630,000 shares of Class A Common Stock have been made under the Stock Purchase Plan, all of which have been exercised.

LIMITATIONS ON DIRECTORS AND OFFICERS LIABILITY

     Each of Capstar Radio's and Capstar Partner's Certificates of Incorporation provides that, to the fullest extent permitted by law, no director shall be personally liable to Capstar Radio or Capstar Partners or its stockholders, as applicable, for monetary damages for breach of his fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to Capstar Radio or Capstar Partners or its stockholders, as applicable, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemption's or purchases or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate the rights of Capstar Radio or Capstar Partners and its stockholders, as applicable, (through stockholders' derivative suits on behalf of the Capstar Radio or Capstar Partners, as applicable) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above.

     Each of the companies' directors have entered into indemnification agreements with Capstar Broadcasting. The indemnification agreements provide that Capstar Broadcasting will indemnify the director to the fullest extent permitted by law and to advance certain expenses to such director.

     The Companies believe that these provisions and agreements will assist the Companies in attracting and retaining qualified individuals to serve as directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Capstar Partners is a subsidiary of Capstar Broadcasting, and Capstar Radio is a wholly-owned subsidiary of Capstar Partners. As of March 23, 1998, Capstar Broadcasting owned 279,632,180 shares of the Class A common stock, par value $0.01 per share, of Capstar Partners, which represented all of the outstanding common stock of Capstar Partners. As of March 23, 1998, Capstar Partners owned 1,051,394,410 shares of the common stock, par value $0.01 per share, of Capstar Radio, which represents all of the outstanding common stock of Capstar Radio.

     The following table sets forth certain information regarding (i) the beneficial ownership of each class of the common stock of Capstar Broadcasting as of March 23, 1998 (a) each person or group beneficially owning five percent or more of any class of the Common Stock of Capstar Broadcasting, (b) each director of the Companies, (c) each Named Executive Officer, and (d) all directors and executive officers of the Companies as a group and (ii) the combined percentage of all classes of the capital stock of Capstar Broadcasting that is beneficially owned by each of such person or group of persons. Except as noted below and pursuant to applicable community property laws, the Companies believe that each individual or entity named below is believed to have sole investment and voting power with respect to all the shares of capital stock reflected below.

                                          CLASS A                CLASS B                 CLASS C
                                        COMMON STOCK         COMMON STOCK(1)         COMMON STOCK(2)
                                    --------------------   --------------------   ---------------------
                                      NUMBER     PERCENT     NUMBER     PERCENT     NUMBER      PERCENT   PERCENT OF   PERCENTAGE
                                        OF         OF          OF         OF          OF          OF       ECONOMIC    OF VOTING
     NAME OF BENEFICIAL OWNER       SHARES(3)     CLASS    SHARES(3)     CLASS     SHARES(3)     CLASS     INTEREST      POWER
     ------------------------       ----------   -------   ----------   -------   -----------   -------   ----------   ----------
Hicks Muse Parties(4).............   2,727,272    10.72%   32,144,223    59.79%   581,031,144    92.17%     86.80%       91.85%
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
Thomas O. Hicks(4)(5).............  26,306,750    100.0%   53,764,859    100.0%   630,374,109    100.0%      6.53%       100.0%
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
BT Capital Partners, Inc..........          --       --     9,619,995    17.89%            --       --       1.36%          --
  130 Liberty Street, 25th Floor
  New York, New York 10006
John D. Cullen....................   3,292,989    12.95%           --       --             --       --       *            *
  600 Congress Avenue, Suite 1400
  Austin, Texas 78701
D. Geoff Armstrong................   2,969,867    11.68%           --       --             --       --       *            *
  600 Congress Avenue, Suite 1270
  Austin, Texas 78701
Frank D. Osborn(6)................   3,136,361    11.65%           --       --             --       --       *            *
  130 S. Mason Street
  Greenwich, Connecticut 06830
Eric C. Neuman(7).................   2,613,410    10.28%           --       --             --       --       *            *
  200 Crescent Court, Suite 1600
  Dallas, Texas 75201
William R. Hicks..................   2,580,220    10.15%           --       --             --       --       *            *
  2700 Bypass, Suite 5000
  College Station, Texas 77845
Paul D. Stone(8)..................   2,483,855     9.69%           --       --             --       --       *            *
  600 Congress Avenue, Suite 1400
  Austin, Texas 78701
Joseph Mathias....................   1,615,385     6.35%           --       --             --       --          *            *
  600 Congress Avenue, Suite 1400
  Austin, Texas 78701
R. Steven Hicks(9)................     212,500     *               --       --     25,444,986     3.97%      3.54%        3.96%
William S. Banowsky, Jr.(10)......     712,500     2.78%           --       --             --       --       *            *
Lawrence D. Stuart, Jr............     637,928     2.51%           --       --             --       --       *            *
James T. Shea, Jr.(11)............     590,293     2.30%           --       --             --       --       *            *
All directors and executive
  officers as a group (12
  persons)(12)....................  26,306,750    100.0%   53,764,859    100.0%   630,374,109    100.0%     11.60%       100.0%

---------------

  *  Less than one percent.

 (1) The holders of shares of Class B common stock, par value $0.01 per share, of Capstar Broadcasting ("Class B Common Stock") are not entitled to vote, except as required by law. The shares of Class B Common Stock are convertible in whole but not in part, at the option of the holder or holders thereof, into the same number of shares of Class A Common Stock, subject to certain conditions.

 (2) The holders of the Class C common stock, par value $0.01 per share, of Capstar Broadcasting ("Class C Common Stock" and together with the Class A Common Stock and the Class B Common Stock, the "Common Stock") are entitled to vote with the holders of the Class A Common Stock on all matters submitted to a vote of stockholders of Capstar Broadcasting, except with respect to the election of the Class A directors of Capstar Broadcasting, certain "going private" transactions and as otherwise required by law. Each share of Class C Common Stock is entitled to ten votes per share on all matters submitted to a vote of stockholders of Capstar Broadcasting. The shares of Class C Common Stock are convertible in whole but not in part, at the option of the holder or holders thereof, into the same number of shares of Class A Common Stock, subject to certain conditions.

 (3) Shares beneficially owned and percentage ownership are based on 25,429,757 shares of Class A Common Stock outstanding, 53,746,859 shares of Class B Common Stock outstanding, and 630,374,109 shares of Class C Common Stock outstanding.

 (4) Includes (i) 2,727,272 shares of Class A Common Stock owned of record by Capstar Boston Partners, L.L.C., a limited liability company of which the manager is a limited partnership whose ultimate general partner is Hicks, Muse Fund III Incorporated ("Fund III Inc."); (ii) 32,144,223 shares of Class B Common Stock owned of record by Capstar BT Partners, L.P., a limited partnership of which the ultimate general partner is Fund III Inc.; and (iii) 581,031,144 shares of Class C Common Stock owned of record by Capstar Broadcasting Partners, L.P. ("Capstar L.P."), a limited partnership of which the ultimate general partner is HM3/Capstar, Inc. ("HM3/Capstar"). Thomas O. Hicks is a controlling stockholder and serves as Chief Executive Officer, Chief Operating Officer, President and Chairman of the Boards of Directors of Fund III Inc. and HM3/Capstar. Accordingly, Thomas O. Hicks may be deemed to be the beneficial owner of the Common Stock held by Capstar L.P., Capstar BT Partners, L.P., and Capstar Boston Partners, L.L.C. Mr. Thomas O. Hicks disclaims beneficial ownership of the shares of Common Stock not owned of record by him.

 (5) Includes 12,000,641 shares of Class B Common Stock and 34,368,495 shares of Class C Common Stock owned of record by Thomas O. Hicks. In addition, the number of shares of Class A Common Stock includes 6,530,789 shares that are subject to a voting agreement in the Management Stockholders Agreement, 2,732,272 shares that are subject to a voting agreement in the Affiliate Stockholders Agreement and 16,166,696 shares that are subject to a voting agreement in the GulfStar Stockholders Agreement. The number of Class A Common Stock also includes 792,794 shares issuable upon the exercise of stock options that are currently vested and 84,199 shares subject to stock options that are exercisable within 60 days, which shares would be subject to the Affiliate Stockholders Agreement. In addition, the number of shares of Class B Common Stock includes 32,144,223 shares that are subject to a voting agreement in the Affiliate Stockholders Agreement and 9,619,995 shares that are subject to a voting agreement in the GulfStar Stockholders Agreement. The number of shares of Class C Common Stock also includes 596,005,614 shares that are subject to a voting agreement in the Affiliate Stockholders Agreement. Hicks Muse is a party to the Affiliate Stockholders Agreement, the Management Stockholders Agreement and the GulfStar Stockholders Agreement, which agreements require the parties to such agreements to vote their shares (i) in favor of the election to Capstar Broadcasting's Board of Directors of such individuals as may be designated by Hicks Muse and its affiliates (including Capstar L.P.) and (ii) on other matters as the holders of a majority of the voting power of the outstanding shares of Common Stock vote on such matters. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as its Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary. Accordingly, Thomas O. Hicks may be deemed to be the beneficial owners of all of the Common Stock subject to the Affiliate Stockholders Agreement, the Management Stockholders Agreement and the GulfStar Stockholders Agreement. Thomas O. Hicks disclaims beneficial ownership of the shares of Common Stock not owned by him of record.

 (6) The number of shares of Class A Common Stock includes (i) 1,561,176 shares owned of record by Mr. Osborn, (ii) 1,500,000 shares of issuable upon the exercise of stock options that are currently vested, and (iii) 75,185 shares owned of record by Frank D. Osborn's children.

 (7) Includes (i) 112,782 shares owned of record by Mr. Neuman and (ii) 2,500,628 shares owned of record by the Eric C. Neuman Special Trust.

 (8) Includes (i) 184,167 shares issuable upon the exercise of stock options that are currently vested and (ii) 28,333 shares subject to stock options that are exercisable within 60 days.

 (9) The number of shares of Class A Common Stock includes (i) 184,167 shares issuable upon the exercise of stock options that are currently vested and
     (ii) 28,333 shares subject to stock options that are exercisable within 60 days. The number of shares of Class C Common Stock includes (i) 100,000 shares owned of record by R. Steven Hicks' children and (ii) 10,470,516 shares purchasable by R. Steven Hicks pursuant to the terms of the Warrants. See "Item 13. Certain Relationships and Related Transactions -- Warrants." R. Steven Hicks has voting rights to the shares owned by his children under the terms of the Affiliate Stockholders Agreement. R. Steven Hicks disclaims beneficial ownership of the shares of Common Stock not owned by him of record. The shares owned of record by R. Steven Hicks and his children are subject to a voting agreement as described in the Affiliate Stockholders Agreement. See "Item 13. Certain Relationships and Related Transactions -- Stockholders Agreements -- Affiliate Stockholders Agreement."

(10) Includes (i) 184,167 shares issuable upon the exercise of stock options that are currently vested and (ii) 28,333 shares subject to stock options that are exercisable within 60 days.

(11) Includes 240,293 shares issuable upon the exercise of stock options that are currently vested.

(12) Includes 792,794 shares of Class A Common Stock issuable upon the exercise of stock options that are currently vested and (ii) 84,999 shares subject to stock options that are exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MONITORING AND OVERSIGHT AGREEMENT

     Capstar Partners has entered into a monitoring and oversight agreement (the "Capstar Partners Monitoring and Oversight Agreement") with Hicks Muse Partners, L.P. ("Hicks Muse Partners"). Pursuant thereto, Capstar Partners has agreed to pay to Hicks Muse Partners an annual fee for ongoing financial oversight and monitoring services. The annual fee is adjustable upward or downward at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of Capstar Partners for the then-current fiscal year; provided, that such fee shall at no time be less than $100,000 per year. Capstar Partners paid approximately $256,000 in 1997 and has paid approximately $122,000 in 1998 to Hicks Muse under the Capstar Partners Monitoring and Oversight Agreement. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred by it in connection with rendering services under the Capstar Partners Monitoring and Oversight Agreement. In addition, Capstar Partners has agreed to indemnify

Hicks Muse Partners, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Capstar Partners Monitoring and Oversight Agreement. Hicks Muse Partners has reserved the right to seek an increase in the amount of its annual fee based on the increased scope of Capstar Partner's operations. Any such increase will be subject to the approval of the Board of Directors of Capstar Partners, including a majority of the disinterested directors, based on the exercise of their independent judgment.

     The Capstar Partners Monitoring and Oversight Agreement makes available on an ongoing basis the resources of Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Capstar Partners without the addition of personnel or the engagement of outside professional advisors. The Capstar Partners Monitoring and Oversight Agreement expires on the earlier to occur of (i) October 16, 2006 or (ii) the date on which HM Fund III and its affiliates cease to own beneficially, directly or indirectly, any securities of Capstar Partners or its successors.

FINANCIAL ADVISORY AGREEMENT

     Capstar Partners is a party to a financial advisory agreement (the "Capstar Partners Financial Advisory Agreement") with Hicks Muse Partners. Pursuant to the Capstar Partners Financial Advisory Agreement, Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the transaction value (as defined in the Capstar Partners Financial Advisory Agreement) for each add-on transaction (as defined) in which Capstar Partners or any of its subsidiaries is involved. Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred by it in connection with rendering services under the Capstar Partners Financial Advisory Agreement. The term "transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Capstar Partners Financial Advisory Agreement, but including the amount of any indebtedness, preferred stock or similar items assumed or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Capstar Partners or any of its subsidiaries and any other person or entity. In addition, Capstar Partners has agreed to indemnify Hicks Muse Partners, its affiliates and partners, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Capstar Partners Financial Advisory Agreement.

     Pursuant to the Capstar Partners Financial Advisory Agreement, Hicks Muse Partners provides investment banking, financial advisory and other similar services with respect to the add-on transactions in which Capstar Partners is involved. Such transactions require additional attention beyond that required to monitor and advise Capstar Partners on an ongoing basis and accordingly Capstar Partners pays separate Capstar Partners advisory fees with respect to such matters in addition to those paid in connection with the Capstar Partners Monitoring and Oversight Agreement. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Capstar Partners without the addition of personnel or the engagement of outside professional advisors. The Capstar Partners Financial Advisory Agreement will terminate concurrently with the termination of the Capstar Partners Monitoring and Oversight Agreement. Capstar Partners paid Hicks Muse Partners financial advisory fees of approximately $10.9 million in 1997 and approximately $4.6 million in 1998.

STOCKHOLDERS AGREEMENTS

     Affiliate Stockholders Agreement. R. Steven Hicks, five of his children, Capstar BT Partners, L.P., Capstar Boston Partners, L.L.C. and Capstar L.P. (the "Affiliate Stockholders") have entered into the Affiliate Stockholders Agreement with Capstar Broadcasting and Hicks Muse which provides, among other things, that the Affiliate Stockholders may require Capstar Broadcasting, subject to certain registration volume limitations, to effect up to three demand registrations of their Common Stock under the Securities Act at any time after consummation of a qualified IPO (as defined in the Affiliate Stockholders Agreement). The Affiliate Stockholders Agreement also provides that in the event Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act, whether or not for its own account, the Affiliate Stockholders will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

     The Affiliate Stockholders Agreement also requires the Affiliate Stockholders, subject to certain conditions, to vote their shares (i) in favor of the election to Capstar Broadcasting's Board of Directors of such individuals as may be designated by Hicks Muse and its affiliates (including Capstar L.P.) and (ii) on other matters so as to give effect to the agreements contained in the Affiliate Stockholders Agreement. If certain conditions are met, including Mr. Hicks serving as the President and Chief Executive Officer of Capstar Broadcasting or holding not less than 3% of the fully-diluted Common Stock of Capstar Broadcasting, the Affiliate Stockholders Agreement provides that Mr. Hicks shall be one of such designees to serve on Capstar Broadcasting's Board of Directors.

     The Affiliate Stockholders Agreement provides that, in connection with any transfer of Capstar Broadcasting's securities held by Hicks Muse and its affiliates (which would constitute a "sale" thereof within the meaning of the Securities Act) representing more than 50% of the shares of Common Stock then held by Hicks Muse and its affiliates, Hicks Muse and its affiliates have the right to require the Affiliate Stockholders to also transfer a portion of their shares of Common Stock. If Hicks Muse and its affiliates desire to effect a sale of more than 50% of the shares of Common Stock then held by Hicks Muse and its affiliates, such stockholders may "tag along" and sell a portion of their shares of Common Stock on the same terms.

     Prior to the transfer of any securities subject to the Affiliate Stockholders Agreement by any stockholder other than an affiliate of Hicks Muse, Hicks Muse has the right to acquire such securities on the same terms and conditions as the proposed transfer. If R. Steven Hicks is no longer an officer, director or employee of Capstar Broadcasting or any of its subsidiaries or a change of control (as defined in the Affiliate Stockholders Agreement) occurs, Capstar Broadcasting has the option to purchase all or any portion of Capstar Broadcasting's securities held by Mr. Hicks and his children. The Affiliate Stockholders Agreement provides that (i) R. Steven Hicks shall retain the voting rights of any securities (subject to such agreement) which he transfers, conveys, assigns or hypothecates to an affiliate or any of his family members and (ii) Mr. Hicks may not transfer, convey, assign or hypothecate any of his securities (subject to the Affiliate Stockholders Agreement) to an affiliate or any family member of Mr. Hicks unless such affiliate or family member joins in the Affiliate Stockholders Agreement.

     Subject to certain exceptions, if Capstar Broadcasting proposes to issue or sell any shares of Common Stock to Hicks Muse or any of its affiliates, Mr. Hicks has the right to purchase a pro rata share of such shares of Common Stock. Mr. Hicks is entitled to receive, for no additional consideration, a warrant to acquire additional shares of Class C Common Stock (determined as provided in the Affiliate Stockholders Agreement) if Hicks Muse or any of its affiliates otherwise acquires additional shares of Common Stock. See "-- Warrants" and "-- Management and Affiliate Equity Investments."

     Management Stockholders Agreement. Certain stockholders of Capstar Broadcasting have entered into the Management Stockholders Agreement (the "Management Stockholders Agreement") with Capstar Broadcasting and Hicks Muse that provides, among other things, that in the event Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act, whether or not for its own account, the stockholders that are parties to the Management Stockholders Agreement will be entitled, with certain exceptions, to include their shares of Common Stock in such registration. The Management Stockholders Agreement also requires the parties thereto to vote their shares in favor of the election to Capstar Broadcasting's Board of Directors of such individuals as may be designated by Hicks Muse and its affiliates.

     The Management Stockholders Agreement provides that, in connection with any transfer of Capstar Broadcasting's securities held by Hicks Muse and its affiliates (which would constitute a "sale" thereof within the meaning of the Securities Act) representing more than 50% of the shares of Common Stock then held by

Hicks Muse and its affiliates, Hicks Muse and its affiliates have the right to require the stockholders subject to the Management Stockholders Agreement also to transfer a portion of their shares of Common Stock. If Hicks Muse and its affiliates desire to effect a sale of more than 50% of the shares of Common Stock then held by Hicks Muse and its affiliates, such stockholders may "tag along" and sell a portion of their shares of Common Stock on the same terms.

     Prior to the transfer of any securities subject to the Management Stockholders Agreement by any stockholder other than an affiliate of Hicks Muse, Hicks Muse has the right to acquire such securities on the same terms and conditions as the proposed transferee. If at any time a stockholder subject to the Management Stockholders Agreement is no longer an officer, director or employee of Capstar Broadcasting or any of its subsidiaries or a change of control (as defined in the Management Stockholders Agreement) of Capstar Broadcasting occurs, Capstar Broadcasting has the option to purchase all or any portion of Capstar Broadcasting's securities held by such stockholder.

     GulfStar Stockholders Agreement. Certain stockholders of Capstar Broadcasting have entered into the GulfStar Stockholders Agreement with Capstar Broadcasting and Hicks Muse that provides, among other things, that such persons may require Capstar Broadcasting, subject to certain registration volume limitations, to effect up to three demand registrations of their Common Stock under the Securities Act one year following the consummation of a Qualified IPO (as defined in the GulfStar Stockholders Agreement). The GulfStar Stockholders Agreement also provides that in the event Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act, whether or not for its own account, the parties will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

     The GulfStar Stockholders Agreement also requires the parties, subject to certain conditions, to vote their shares (i) in favor of the election to Capstar Broadcasting's Board of Directors of such individuals as may be designated by Hicks Muse and its affiliates (including Capstar L.P.) and (ii) on other matters so as to give effect to the agreements contained in the GulfStar Stockholders Agreement.

     The GulfStar Stockholders Agreement provides that, in connection with any transfer of Capstar Broadcasting's securities held by Hicks Muse and its affiliates (which would constitute a "sale" thereof within the meaning of the Securities Act) representing more than 50% of the shares of Common Stock then held by Hicks Muse and its affiliates, Hicks Muse and its affiliates have the right to require the GulfStar Stockholders to also transfer a portion of their shares of Common Stock. If Hicks Muse and its affiliates desire to effect a sale of more than 50% of the shares of Common Stock then held by Hicks Muse and its affiliates, such stockholders may "tag along" and sell a portion of their shares of Common Stock on the same terms.

     Prior to the transfer of any securities subject to the GulfStar Stockholders Agreement by any stockholder other than an affiliate of Hicks Muse, Hicks Muse has the right to acquire such securities on the same terms and conditions as the proposed transferee. The GulfStar Stockholders Agreement provides that (i) a party shall retain the voting rights of any securities (subject to such agreement) which he transfers, conveys, assigns or hypothecates to an affiliate or any of his family members and (ii) a party may not transfer, convey, assign or hypothecate any of his securities (subject to the GulfStar Stockholders Agreement) to an affiliate or any family member of such party unless such affiliate or family member joins in the GulfStar Stockholders Agreement.

REGISTRATION RIGHTS AGREEMENT

     Frank D. Osborn is a party to a registration rights agreement with Capstar Broadcasting which provides, among other things, that Mr. Osborn may require Capstar Broadcasting to effect a demand registration of his Common Stock under the Securities Act at any time within 30 days after the tenth anniversary of the date of the registration rights agreement. Mr. Osborn's right to demand a registration will terminate upon the first to occur of a qualified IPO or a change of control (both as defined in the registration rights agreement). After receipt of a demand for registration of Common Stock by Mr. Osborn pursuant to the registration rights agreement, Capstar Broadcasting has the option to purchase all of the shares of Common Stock, then held by Mr. Osborn for a 30-day period, at appraised value (as defined in the registration rights agreement).

WARRANTS

     Under the terms of the Affiliate Stockholders Agreement, Capstar Broadcasting has issued three warrants (each of the warrants a "Regular Warrant" and collectively, the "Regular Warrants") to R. Steven Hicks. Pursuant to the terms of the Regular Warrants, Mr. Hicks is entitled to purchase 7,440,000, 2,042,546 and 987,970 shares, respectively, of Class C Common Stock at any time or from time to time and, upon the fulfillment of certain triggering events (which are based on the achievement of a 30% internal rate of return on the respective investments in Capstar Broadcasting of Hicks Muse and its affiliates), Mr. Hicks may purchase an additional 1,860,000, 510,636, and 2,243,333 shares, respectively, of Class C Common Stock. See "-- Management and Affiliate Equity Investments." The exercise price of the Regular Warrants is equal to $1.00, $1.10, and $1.33 per share, respectively. The exercise prices of each Regular Warrant will increase by an annual rate of interest equal to 8% per year commencing on the date of grant of the Regular Warrant. The Regular Warrants terminate 10 years from the date of grant. The Regular Warrants and the shares of Class C Common Stock issuable thereunder are subject to the Affiliate Stockholders Agreement. See "-- Affiliate Stockholders Agreement."

MANAGEMENT AND AFFILIATE EQUITY INVESTMENTS

     Hicks Muse and its affiliates (excluding Capstar BT Partners, L.P. and Capstar Boston Partners, L.L.C.) have invested $749.8 million in Common Stock, including $90.0 million for 90,000,000 shares of Class C Common Stock in connection with the Commodore Acquisition, $34.8 million for 31,634,527 shares of Class C Common Stock in connection with the Osborn Acquisition, $75.0 million for 56,390,977 shares of Class C Common Stock in connection with the GulfStar Acquisition, $250.0 million for 187,969,925 shares of Class C Common Stock in connection with the Patterson Acquisition and $300.0 million for 212,285,714 shares of Class C Common Stock in connection with the repayment of indebtedness under the Capstar Credit Facility, to consummate the Pending Acquisitions and for general corporate purposes. In addition, an affiliate of Hicks Muse has committed to invest an additional $50.0 million in Capstar Broadcasting during the second quarter of 1998, which the Company expects to receive as an equity contribution. Capstar BT Partners, L.P., an entity controlled by Hicks Muse, has invested $20.0 million for 18,181,818 shares of Class B Common Stock in connection with the Osborn Acquisition, $11.1 million for 8,377,443 shares of Class B Common Stock in connection with the GulfStar Acquisition and $7.4 million for 5,584,962 shares of Class B Common Stock in connection with the Patterson Acquisition. Capstar Boston Partners, L.L.C., an entity controlled by Hicks Muse, has invested $3.0 million for 2,727,272 shares of Class A Common Stock.

     In January 1997, William S. Banowsky, Jr. purchased 500,000 shares of Class A Common Stock for $500,000 and R. Steven Hicks purchased 100,000 shares of Class A Common Stock for $100,000. In February 1997, Dex Allen, president of Pacific Star, purchased 363,636 shares Class A Common Stock for $400,000. In June 1997, Mary K. Quass, president of Central Star, purchased 909,091 shares of Class A Common Stock for $1.0 million.

INDEBTEDNESS OF MANAGEMENT

     Dex Allen, the president and chief executive officer of Pacific Star, purchased 363,636 shares of common stock of Capstar Partners, which were subsequently exchanged for the same number of shares of Class A Common Stock, in exchange for $200,000 in cash and a promissory note payable to Capstar Partners in the principal amount of $200,000. Mr. Allen repaid the promissory note in February 1998.

     Mary K. Quass, the president and chief executive officer of Central Star, purchased 909,091 shares of common stock of Capstar Partners, which were subsequently exchanged for the same number of shares of Class A Common Stock, in exchange for cash in the amount of $9,091 and a promissory note payable to Capstar Partners in the principal amount of $990,909. Ms. Quass repaid the promissory note in January 1998.

     Each of the Eric C. Neuman Special Trust, Paul D. Stone, and John D. Cullen acquired shares of common stock of GulfStar in exchange for non-recourse promissory notes payable and recourse promissory notes payable to GulfStar in aggregate principal amounts of approximately $147,000, $497,000, and $921,000, respectively. Before the GulfStar Acquisition, the notes were secured by the common stock of GulfStar. In connection with the GulfStar Acquisition, the common stock of GulfStar was exchanged for Common Stock. The Common Stock held of record by each of the Eric
C. Neuman Special Trust, Paul D. Stone and John D. Cullen now secures such person's obligation under the notes. Two notes of Paul D. Stone (with an aggregate principal balance of $36,777) and the note of the Eric C. Neuman Special Trust bear interest at a rate of 9% per annum, and Paul D. Stone's other notes and John D. Cullen's note bear interest at 7.6% per annum, each with principal and interest payments payable annually in arrears. Each of the notes matures 10 years after the date of the note.

GULFSTAR TRANSACTION

     In September 1997, William R. Hicks, the brother of Thomas O. Hicks, sold 1,059,649 shares of Class A Common Stock to Capstar Broadcasting for $682,380. In connection with the sale and pursuant to the GulfStar Stockholders Agreement, Hicks Muse waived its right of first refusal to purchase William R. Hicks' Class A Common Stock. Concurrently with the sale of William R. Hick's Class A Common Stock, GulfStar Communications Holdings, Inc., an indirect subsidiary of Capstar Broadcasting, sold all of the outstanding stock of Bryan Broadcasting Operating Company, Inc. ("BBOC") to Mr. Hicks and another purchaser for a purchase price of $580,000. In connection with the sale, Capstar Broadcasting entered into a Right of First Refusal Agreement with William R. Hicks that provides Capstar Broadcasting the right of first refusal, subject to certain permitted transfers, to repurchase the stock of BBOC if William R. Hicks attempts to sell the radio stations operated by BBOC.

GULFSTAR ACQUISITION

     On July 8, 1997, GulfStar Communications, Inc. merged with and into a wholly-owned subsidiary of Capstar Broadcasting (the "GulfStar Acquisition"). In the merger, all of the outstanding common stock of GulfStar was exchanged for Common Stock having a deemed value of approximately $113.0 million. Concurrently with the merger, the Company redeemed all outstanding preferred stock of GulfStar for approximately $29.4 million and repaid in full the outstanding indebtedness of GulfStar of approximately $90.7 million. The conversion ratio used to determine the amount of Common Stock received by the stockholders of GulfStar was calculated by the parties based on the relative value of Capstar Broadcasting and GulfStar principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998.

     Thomas O. Hicks beneficially owned 87.3% of the voting power of GulfStar before the GulfStar Acquisition. In addition, Thomas O. Hicks and R. Steven Hicks served as two of the four directors of GulfStar, and R. Steven Hicks was the Chief Executive Officer of GulfStar. Pursuant to the GulfStar Acquisition,
R. Steven Hicks received 11,879,470 shares of Class C Common Stock; Thomas O. Hicks received 12,000,641 shares and 34,368,495 shares of Class B Common Stock and Class C Common Stock, respectively; and Eric C. Neuman, Paul D. Stone, Lawrence D. Stuart, Jr. and John D. Cullen received 2,500,628 shares, 2,271,355 shares, 637,928 shares, and 3,292,989 shares, respectively, of Class A Common Stock.

CHANCELLOR MEDIA TRANSACTIONS

     The Company has retained Katz Media Group, Inc. ("Katz") as its media representative to sell national spot advertising air time. Katz is a wholly-owned subsidiary of Chancellor Media, and Thomas O. Hicks serves as Chairman of the Board of Chancellor Media. In addition, Eric C. Neuman and Lawrence D. Stuart, Jr. serve on the board of Chancellor Media. In 1997 and year to date in 1998, the Company has paid Katz $1,403,000 and $597,000, respectively, for media representation services.

     The Company broadcasts advertising over the Company's portfolio of stations from The AMFM Radio Network (the "Network"). The Network is owned and operated by Chancellor Media. Thus far in 1998, the Company has paid Chancellor Media $70,000 for the use of the Network.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) Consolidated Financial Statements

     The financial statements and schedules are listed under Item 8 herein and are hereby incorporated herein by reference.

     (a)(3) Exhibits:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         2.1.1           -- Agreement and Plan of Merger, dated June 21, 1996, by and among CMI Acquisition Company, Inc., Commodore Media,
                            Inc. ("Commodore") and the stockholders and other
                            signatories thereto.(1)
         2.1.2           -- First Amendment to Agreement and Plan of Merger, dated
                            September 3, 1996.(2)
         2.1.3           -- Second Amendment to Agreement and Plan of Merger, dated
                            October 16, 1996.(2)
         3.1.1           -- Certificate of Incorporation of Capstar Partners.(3)
         3.1.2           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Partners, dated June 17, 1997.(4)
         3.2             -- Amended and Restated By-Laws of Capstar Partners.*
         3.3.1           -- Amended and Restated Certificate of Incorporation of
                            Capstar Radio.(6)
         3.3.2           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated April
                            29, 1996.(18)
         3.3.3           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated
                            February 17, 1997.(19)
         3.3.4           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated
                            February 20, 1997.(19)
         3.3.5           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated April
                            30, 1997.(19)
         3.3.6           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated June
                            26, 1997.(19)
         3.4.1           -- By-Laws of Capstar Radio.(20)
         3.4.2           -- Certificate of Amendment to By-Laws of Capstar Radio.(18)
         4.2.1           -- Indenture, dated February 20, 1997, between Capstar
                            Partners and U.S. Trust Company of Texas, governing
                            Capstar Partners' outstanding 12 3/4% Senior Discount
                            Notes due 2009 (the "12 3/4% Capstar Indenture").
         4.2.2           -- First Supplemental to 12 3/4% Capstar Indenture*.
         4.3.1           -- Indenture, dated as of April 21, 1995, among Capstar
                            Radio, IBJ Schroder Bank & Trust Company, as trustee, and
                            the guarantors named therein, governing Capstar Radio's
                            13 1/4% Senior Subordinated Notes (the "13 1/4% Capstar
                            Indenture").(6)
         4.3.2           -- Amendment No. 1 to 13 1/4% Capstar Indenture.(6)
         4.3.3           -- Amendment No. 2 to 13 1/4% Capstar Indenture.(7)
         4.3.4           -- Amendment No. 3 to 13 1/4% Capstar Indenture.(7)
         4.3.5           -- Amendment No. 4 to 13 1/4% Capstar Indenture.(8)
         4.3.6           -- Amendment No. 5 to 13 1/4% Capstar Indenture.(9)
         4.3.7           -- Amendment No. 6 to 13 1/4% Capstar Indenture.(5)
         4.3.8           -- Amendment No. 7 to 13 1/4% Capstar Indenture.(12)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         4.3.9           -- Amendment No. 8 to 13 1/4% Capstar Indenture.(4)
         4.3.10          -- Amendment No. 9 to 13 1/4% Capstar Indenture.(11)
         4.3.11          -- Amendment No. 10 to 13 1/4% Capstar Indenture.(12)
         4.3.12          -- Amendment No. 11 to 13 1/4% Capstar Indenture.(13)
         4.3.13          -- Amendment No. 12 to 13 1/4% Capstar Indenture.*
         4.3.14          -- Amendment No. 13 to 13 1/4% Capstar Indenture.*
         4.3.15          -- Amendment No. 14 to 13 1/4% Capstar Indenture.*
         4.3.16          -- Amendment No. 15 to 13 1/4% Capstar Indenture.*
         4.4             -- Indenture, dated June 17, 1997, between Capstar Radio and
                            U.S. Trust Company of Texas, N.A governing Capstar
                            Radio's outstanding 9 1/4% Senior Subordinated Notes due
                            2007.(4)
         4.5             -- Indenture, dated June 17, 1997, between Capstar Partners and U.S. Trust Company of Texas, N.A governing Capstar
                            Partners's 12% Subordinated Exchange Debentures due
                            2009.(4)
         4.6             -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of 12% Senior Exchangeable Preferred Stock and
                            Qualifications, Limitations and Restrictions Thereof of
                            Capstar Partners, dated June 17, 1997.(4)
        10.1.1           -- Amended and Restated Credit Agreement, dated February 20,
                            1997 and amended and restated August 12, 1997 (the
                            "Credit Agreement"), among Capstar Broadcasting, Capstar
                            Partners, Capstar Radio, and various banks signatory
                            thereto.(14)
        10.1.2           -- First Amendment to the Credit Agreement, dated August 21,
                            1997.(14)
        10.1.3           -- Second Amendment to the Credit Agreement, dated September
                            26, 1997.(14)
        10.1.4           -- Third Amendment to the Credit Agreement, dated January
                            28, 1998.*
        10.1.5           -- Fourth Amendment to the Credit Agreement, dated February
                            6, 1998.*
        10.2.1           -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Partners and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(5)
        10.3.1           -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between Capstar Partners and HMCo.(5)
        10.4             -- Form of Indemnification Agreement between Capstar
                            Broadcasting and each of its directors and officers.(4)
        10.5.1           -- Employment Agreement, dated February 14, 1997, between
                            Capstar Partners and R. Steven Hicks.(5)+
        10.5.2           -- First Amendment to Employment Agreement, effective July
                            1, 1997, between R. Steven Hicks, Capstar Partners, and
                            Capstar Broadcasting.(13)+
        10.6             -- Employment Agreement, dated July 1, 1997, between Capstar
                            Broadcasting and Paul D. Stone.(4)+
        10.7             -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and William S. Banowsky, Jr.(4)+
        10.8             -- Amended and Restated Employment Agreement, dated October
                            16, 1996, between Commodore, Capstar Partners and James
                            T. Shea, Jr.(5)+
        10.9             -- Employment Agreement, dated January 27, 1997, between
                            Pacific Star and Claude C. Turner (also known as Dex
                            Allen).(5)+

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.10.1          -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(11)+
        10.10.2          -- First Amendment to Employment Agreement between GulfStar
                            Communications and John D. Cullen.*+
        10.11            -- Employment Agreement, dated January 16, 1998, among
                            Central Star Communications, Inc., Capstar Broadcasting,
                            and Mary K. Quass.*+
        10.13            -- Not used.
        10.14            -- Employment Agreement, dated September 22, 1997, between
                            Capstar Partners and Eric W. Neumann.(13)+
        10.15            -- Consulting, Non-Compete and Separation Agreement, dated
                            March 1, 1998, between Southern Star and Frank D.
                            Osborn.*+
        10.16            -- 1997 Stock Option Plan of Capstar Broadcasting.(4)+
        10.17.1          -- Form of Incentive Stock Option Agreement.(4)+
        10.17.2          -- Form of Non-Qualified Stock Option Agreement for
                            Employees.(4)+
        10.17.3          -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employees.(11)+
        10.18            -- 1997 Stock Purchase Plan of Capstar Broadcasting.(4)+
        10.19.1          -- Affiliate Stockholders Agreement, dated October 16, 1996, among Capstar Partners, Hicks Muse, R. Steven Hicks and
                            the security holders listed therein.(5)
        10.19.2          -- First Amendment and Supplement to Affiliate Stockholders
                            Agreement, dated January 27, 1997, by and among Capstar
                            Partners, the securityholders listed therein and Hicks
                            Muse.(5)
        10.19.3          -- Second Amendment to Affiliate Stockholders Agreement,
                            dated February 20, 1997, by and among Capstar Partners,
                            the security holders listed therein and Hicks Muse.(3)
        10.19.4          -- Third Amendment to Affiliate Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(4)
        10.20.1          -- Management Stockholders Agreement, dated November 26,
                            1996, among Capstar Partners, the securityholders listed
                            therein and Hicks Muse.(5)
        10.20.2          -- First Amendment to Management Stockholders Agreement,
                            dated January 27, 1997, by and among Capstar Partners and
                            the securityholders listed therein.(5)
        10.20.3          -- Second Amendment to Management Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(4)
        10.21            -- GulfStar Stockholders Agreement, dated July 8, 1997, by and among Capstar Broadcasting, the security holders
                            listed therein, and Hicks Muse.(11)
        10.22.1          -- Registration Rights Agreement, dated February 20, 1997, between Capstar Partners and Frank D. Osborn.(5)
        10.22.2          -- First Amendment to Registration Rights Agreement, dated
                            July 1, 1997, between Capstar Partners, Capstar
                            Broadcasting, and Frank D. Osborn.(4)
        10.23            -- Warrant, dated October 16, 1996, issued to R. Steven
                            Hicks.(5)
        10.24            -- Warrant, dated February 20, 1997, issued to R. Steven
                            Hicks.(5)
        10.25            -- Warrant, dated July 8, 1997, issued to R. Steven
                            Hicks.(11)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.26.1          -- Stock Purchase Agreement, dated June 12, 1997, by and
                            among Capstar Acquisition Company, Inc., Capstar
                            Partners, Patterson Broadcasting, Inc. and the selling
                            stockholders named therein (the "Patterson Stock Purchase
                            Agreement").(4)
        10.26.2          -- First Amendment to Patterson Stock Purchase
                            Agreement.(11)
        10.26.3          -- Second Amendment to Patterson Stock Purchase
                            Agreement.(15)
        10.26.4          -- Third Amendment to Patterson Stock Purchase
                            Agreement.(15)
        10.26.5          -- Fourth Amendment to Patterson Stock Purchase
                            Agreement.(15)
        10.27            -- Agreement and Plan of Merger, dated June 16, 1997, by and among GulfStar Communications, Inc., Capstar
                            Broadcasting, CBC-GulfStar Merger Sub, Inc. and the
                            stockholders listed therein.(4)
        10.28.1          -- Agreement and Plan of Merger, dated July 23, 1997, by and among OCC Acquisition Corporation, Osborn Communications
                            Corporation, and OCC Holding Corporation (the "Osborn
                            Merger Agreement").(16)
        10.28.2          -- First Amendment to Osborn Merger Agreement.(16)
        10.29.1          -- Agreement and Plan of Merger, dated as of December 9,
                            1996, by and among Benchmark Communications Radio Limited
                            Partnership, Benchmark Acquisition, Inc., Benchmark Radio
                            Acquisition Fund I Limited Partnership, Benchmark Radio
                            Acquisition Fund IV Limited Partnership, Benchmark Radio
                            Acquisition Fund VII Limited Partnership, Benchmark Radio
                            Acquisition Fund VIII Limited Partnership, Joe L. Mathis
                            IV, Bruce R. Spector, Capstar Partners and BCR Holding,
                            Inc. ("Benchmark Merger Agreement").(3)
        10.29.2          -- Letter Agreement Amending Benchmark Merger Agreement.(3)
        10.29.3          -- Letter Agreement amending Benchmark Merger Agreement.(3)
        10.29.4          -- Letter Agreement amending Benchmark Merger Agreement.(3)
        10.29.5          -- First Amendment to the Benchmark Merger Agreement.(17)
        10.29.6          -- Second Amendment to the Benchmark Merger Agreement.(17)
        10.30.1          -- Agreement and Plan of Merger, dated August 24, 1997, by and among SBI Holding Corporation, SBI Radio Acquisition
                            Corporation and SFX Broadcasting, Inc. (the "SFX Merger
                            Agreement")(21)
        10.30.2          -- Amendment No. 1 to SFX Merger Agreement.(22)
        10.30.3          -- Amendment No. 2 to the SFX Merger Agreement.(23)
        21.1             -- List of Subsidiaries.*
        27.1             -- Financial Data Schedule.*

---------------

  *  Filed herewith.

  +   Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to Commodore Media, Inc.'s ("Commodore") Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 33-92732.

 (2) Incorporated by reference to Commodore's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 33-92732.

 (3) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 333-25638.

 (4) Incorporated by reference to Capstar Partners's Amendment No. 1 to Registration Statement on Form S-4, dated July 8, 1997, File No. 333-25638.

 (5) Incorporated by reference to Capstar Partners's Registration Statement on Form S-1, dated April 16, 1997, File No. 333-25263.

 (6) Incorporated by reference to Commodore's Registration Statement on Form S-4, dated July 26, 1995, File No. 33-92732.

 (7) Incorporated by reference to Commodore's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.

 (8) Incorporated by reference to Commodore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 33-92732.

 (9) Incorporated by reference to Commodore's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-92732.

(10) Incorporated by reference to Commodore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 33-92732.

(11) Incorporated by reference to Capstar Partners's Amendment No. 2 to Registration Statement on Form S-4, dated August 5, 1997, File No. 333-25638.

(12) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 33-92732.

(13) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 333-25638.

(14) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated November 26, 1997, File No. 33-92732.

(15) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated February 13, 1998, File No. 333-25683.

(16) Incorporated by reference to Commodore's Current Report on Form 8-K, dated March 6, 1997, File No. 33-92732.

(17) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated August 6, 1997, File No. 33-92732.

(18) Incorporated by reference to Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-02732.

(19) Incorporated by reference to Capstar Radio's Registration Statement on Form S-4, dated August 6, 1997, File No. 33-02732.

(20) Incorporated by reference to Commodore's Registration Statement on Form S-4, dated July 26, 1995, File No. 33-02732.

(21) Incorporated by reference to SFX's Current Report on Form 8-K, dated August 26, 1997, File No. 000-22486.

(22) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22486.

(23) Incorporated by reference to SFX's Current Report on Form 8-K, dated February 17, 1998, File No. 000-22486.

     (b) Reports on Form 8-K

     The following report on Form 8-K was filed by Capstar Partners during the last quarter of the period covered by this Annual Report on Form 10-K:

    Current Report on Form 8-K, dated November 26, 1997, relating to the Credit Agreement. Item 7 was reported.

     The following report on Form 8-K was filed by Capstar Radio during the last quarter of the period covered by this Annual Report on Form 10-K:

    Current Report on Form 8-K, dated November 26, 1997, relating to the Credit Agreement. Item 7 was reported.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstar Radio Broadcasting Partners, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAPSTAR RADIO BROADCASTING
                                            PARTNERS, INC.

                                            By:     /s/ PAUL D. STONE

                                             -----------------------------------
                                                        Paul D. Stone
                                                  Executive Vice President
                                                 and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capstar Radio Broadcasting Partners, Inc. and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                        DATE
                      ---------                                   -----                        ----

                 /s/ R. STEVEN HICKS                     Chief Executive Officer          March 27, 1998
-----------------------------------------------------      (Principal Executive
                   R. Steven Hicks                         Officer)

                  /s/ PAUL D. STONE                      Executive Vice President         March 27, 1998
-----------------------------------------------------      and Chief Financial
                    Paul D. Stone                          Officer (Principal
                                                           Financial and
                                                           Accounting Officer)

                 /s/ ERIC C. NEUMAN                      Director                         March 27, 1998
-----------------------------------------------------
                   Eric C. Neuman

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstar Broadcasting Partners, Inc. duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAPSTAR BROADCASTING
                                            PARTNERS, INC.

                                            By:     /s/ PAUL D. STONE

                                             -----------------------------------
                                                        Paul D. Stone
                                                Executive Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capstar Broadcasting Partners, Inc. and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                        PAGE
                      ---------                                   -----                        ----

                 /s/ R. STEVEN HICKS                     Chief Executive Officer          March 27, 1998
-----------------------------------------------------      and Director
                   R. Steven Hicks                         (Principal Executive
                                                           Officer)

                  /s/ PAUL D. STONE                      Executive Vice President         March 27, 1998
-----------------------------------------------------      and Chief Financial
                    Paul D. Stone                          Officer (Principal
                                                           Financial and
                                                           Accounting Officer)

                 /s/ ERIC C. NEUMAN                      Director                         March 27, 1998
-----------------------------------------------------
                   Eric C. Neuman

                 /s/ THOMAS O. HICKS                     Director                         March 27, 1998
-----------------------------------------------------
                   Thomas O. Hicks

             /s/ LAWRENCE D. STUART, JR.                 Director                         March 27, 1998
-----------------------------------------------------
               Lawrence D. Stuart, Jr.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (ITEM 14(A) 1)

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    F-3
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1997...............    F-4
Consolidated Statements of Stockholder's Equity for each of
  the three years in the period ended December 31, 1997.....    F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1997...............    F-6
Notes to Consolidated Financial Statements..................    F-7

     CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

Report of Independent Accountants...........................    F-29
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    F-30
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1997...............    F-31
Consolidated Statements of Stockholder's Equity for each of
  the three years in the period ended December 31, 1997.....    F-32
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1997...............    F-33
Notes to Consolidated Financial Statements..................    F-34

               COMMODORE MEDIA, INC. AND SUBSIDIARIES

Report of Independent Auditors..............................    F-53
Consolidated Statements of Operations for the year ended
  December 31, 1995 and the period from January 1, 1996 to
  October 16, 1996..........................................    F-54
Consolidated Statements of Cash Flows for the year ended
  December 31, 1995 and the period from January 1, 1996 to
  October 16, 1996..........................................    F-55
Notes to Consolidated Statements of Operations and Cash
  Flows.....................................................    F-56

               INDEX TO FINANCIAL STATEMENT SCHEDULES
                           (ITEM 14(A) 2)
        CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

Report of Independent Accountants...........................    F-63
Schedule I:
  Parent Company Condensed Balance Sheets as of December 31,
     1996 and 1997..........................................    F-64
  Parent Company Condensed Statements of Operations for the
     period from inception through December 31, 1996 and the
     year ended December 31, 1997...........................    F-65
  Parent Company Condensed Statements of Cash Flows for the
     period from inception through December 31, 1996 and the
     year ended December 31, 1997...........................    F-66
  Notes to Parent Company Condensed Financial Statements....    F-67
Schedule II - Valuation and Qualifying Accounts.............    F-68

     CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

Report of Independent Accountants...........................    F-69
Schedule II - Valuation and Qualifying Accounts.............    F-70

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capstar Broadcasting Partners, Inc.

     We have audited the accompanying consolidated balance sheets of Capstar Broadcasting Partners, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstar Broadcasting Partners, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As described in Note 1, in July 1997, the Company's parent was merged with GulfStar Communications, Inc. The exchange of shares between these entities under common control has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements of the Company have been restated for all periods presented to give retroactive effect to the merger.

                                            COOPERS & LYBRAND L.L.P.

Austin, Texas
March 26, 1998

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
                                                              (RESTATED)
Current assets:
  Cash and cash equivalents.................................   $  9,821    $   70,059
  Accounts receivable, net of allowance for doubtful
     accounts of $1,167 and $2,889, respectively............     17,249        40,350
  Refundable income taxes...................................      1,112            --
  Prepaid expenses and other current assets.................        600         4,285
                                                               --------    ----------
          Total current assets..............................     28,782       114,694
  Property and equipment, net...............................     29,326       106,717
  Intangibles and other, net................................    341,076       881,545
  Other non-current assets..................................      3,448         3,094
                                                               --------    ----------
          Total assets......................................   $402,632    $1,106,050
                                                               ========    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  3,936    $    1,388
  Accounts payable..........................................      5,474        13,641
  Accrued liabilities.......................................      5,546        16,826
  Income taxes payable......................................         --         2,417
                                                               --------    ----------
          Total current liabilities.........................     14,956        34,272
  Long-term debt, net of current portion....................    187,234       593,184
  Due to parent.............................................         --         1,082
  Deferred income taxes.....................................     83,608       160,150
                                                               --------    ----------
          Total liabilities.................................    285,798       788,688
Commitments and contingencies (Note 12)
Redeemable preferred stock:
  Capstar Broadcasting Partners, Inc., $.01 par value,
     10,000,000 shares authorized, 1,000,000 shares issued
     and outstanding, aggregate liquidation preference of
     $106,560...............................................         --       101,493
  Gulfstar Communications, Inc., $.01 par value, 507,500
     shares authorized, issued and outstanding, aggregate
     liquidation preference of $27,053......................     23,098            --
Stockholder's equity:
  CAPSTAR BROADCASTING PARTNERS, INC.:
     Common stock, Class A, voting $.01 par value,
      200,000,000 and 300,000,000 shares authorized;
      94,155,000 and 279,632,180 shares issued and
      outstanding, respectively.............................        942         2,796
     Common stock, Class B, nonvoting, $.01 par value,
      50,000,000 shares authorized, none issued.............         --            --
     Additional paid-in capital.............................     93,957       262,161
  GULFSTAR COMMUNICATIONS, INC.:
     Common stock, voting, $.01 par value, 100,000 and
      2,000,000 shares authorized, 10,986 shares issued and
      outstanding in 1996...................................          1            --
     Common stock, Class A, nonvoting, $.01 par value,
      60,000 and 600,000 shares authorized, 49,033 shares
      issued and outstanding in 1996........................          1            --
     Common stock, Class B, nonvoting, $.01 par value,
      10,000 shares authorized, no shares issued and
      outstanding...........................................         --            --
     Common stock, Class C, voting, $.01 par value, 100,000
      shares authorized, 3,172 shares issued and outstanding
      in 1996...............................................          1            --
     Additional paid-in capital.............................     11,869            --
     Stock subscriptions receivable.........................     (2,090)           --
     Unearned compensation..................................     (1,518)           --
  ACCUMULATED DEFICIT.......................................     (9,427)      (49,088)
                                                               --------    ----------
          Total stockholder's equity........................     93,736       215,869
                                                               --------    ----------
          Total liabilities and stockholder's equity........   $402,632    $1,106,050
                                                               ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
                                                                  (RESTATED)
Gross broadcast revenue.....................................  $17,322    $ 47,200    $189,820
Less: agency commissions....................................   (1,525)     (4,334)    (14,375)
                                                              -------    --------    --------
  Net broadcast revenue.....................................   15,797      42,866     175,445
                                                              -------    --------    --------
Operating expenses:
  Programming, technical and news...........................    2,874       9,313      43,073
  Sales and promotion.......................................    4,638      12,808      48,156
  General and administrative................................    4,225       8,360      30,906
Corporate expenses..........................................      513       2,523      14,221
Corporate expenses -- noncash compensation..................       --       6,176      10,575
Depreciation and amortization...............................    1,134       4,141      26,415
                                                              -------    --------    --------
Operating income (loss).....................................    2,413        (455)      2,099
Other income (expense):
  Interest expense..........................................   (4,078)     (9,741)    (49,531)
  Interest income...........................................    1,932          34       3,819
  Gain (loss) on sale of broadcasting property..............    2,389          --        (908)
  Other.....................................................      (54)       (929)     (4,729)
                                                              -------    --------    --------
Income (loss) before provision (benefit) for income taxes
  and extraordinary item....................................    2,602     (11,091)    (49,250)
Provision (benefit) for income taxes........................    1,032        (322)    (11,992)
                                                              -------    --------    --------
Income (loss) before extraordinary item.....................    1,570     (10,769)    (37,258)
Extraordinary loss on early extinguishment of debt, net of
  tax benefit of $707 and $1,473, respectively..............       --      (1,188)     (2,403)
                                                              -------    --------    --------
Net income (loss)...........................................    1,570     (11,957)    (39,661)
Dividends, accretion and redemption of preferred stocks.....       (8)     (1,350)    (13,631)
                                                              -------    --------    --------
Net income (loss) attributable to common stock..............  $ 1,562    $(13,307)   $(53,292)
                                                              =======    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         GULFSTAR COMMUNICATIONS, INC.
                                               ---------------------------------------------------------------------------------
                                                                         CLASS A              CLASS B              CLASS C
                                                  COMMON STOCK         COMMON STOCK         COMMON STOCK         COMMON STOCK
                                               ------------------   ------------------   ------------------   ------------------
                                               NUMBER OF    PAR     NUMBER OF    PAR     NUMBER OF    PAR     NUMBER OF    PAR
                                                SHARES     VALUE     SHARES     VALUE     SHARES     VALUE     SHARES     VALUE
                                               ---------   ------   ---------   ------   ---------   ------   ---------   ------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1995 (Restated)........    10,000    $    1     40,000    $    1        --     $   --         --    $   --
 Shares of Class A Common stock contributed
   to the company by a stockholder...........        --        --     (2,500)       --        --         --         --        --
 Issuance of voting Common stock.............  151.....        --         --        --        --         --         --        --
 Issuance of Class B Common stock............        --        --         --        --     6,081         --         --        --
 Accrued interest on Stock subscriptions
   receivable................................  -- .....        --         --        --        --         --         --        --
 Dividends on Redeemable preferred stock.....        --        --         --        --        --         --         --        --
 Net income..................................        --        --         --        --        --         --         --        --
                                                -------    ------    -------    ------    ------     ------    -------    ------
Balance at December 31, 1995.................    10,151         1     37,500         1     6,081         --         --        --
 Issuance of Common stock....................     4,504        --         --        --        --         --         --        --
 Issuance of Class A Common stock............        --        --      1,626        --        --         --         --        --
 Issuance of Class B Common stock............        --        --         --        --       157         --         --        --
 Issuance of Class C Common stock............        --        --         --        --        --         --      3,172         1
 Conversion of Common stock to Class A Common
   stock.....................................   (10,151)       --     10,151        --        --         --         --        --
 Conversion of Class A and B Common stock to
   Common stock..............................     6,482        --       (244)       --    (6,238)        --         --        --
 Issuance of warrants........................  -- .....        --         --        --        --         --         --        --
 Accrued interest on Stock subscriptions
   receivable................................        --        --         --        --        --         --         --        --
 Dividends and accretion on Redeemable
   preferred stock...........................        --        --         --        --        --         --         --        --
 Unearned compensation-stock issued for
   nonrecourse notes.........................        --        --         --        --        --         --         --        --
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuance of common stock....................        --        --         --        --        --         --         --        --
 Issuance of warrants........................        --        --         --        --        --         --         --        --
 Net loss....................................        --        --         --        --        --         --         --        --
                                                -------    ------    -------    ------    ------     ------    -------    ------
Balance at December 31, 1996.................    10,986         1     49,033         1        --         --      3,172         1
GULFSTAR COMMUNICATIONS, INC.:
 Issuance of Common stock....................       356        --         --        --        --         --         --        --
 Conversion of Class A Common stock to Class
   C Common stock............................        --        --    (39,033)       --        --         --     39,033        --
 Conversion of Class C Common stock to Class
   A Common stock............................        --        --     10,102        --        --         --    (10,102)       --
 Dividends and accretion on Redeemable
   preferred stock...........................        --        --         --        --        --         --         --        --
 Accrued interest on Stock subscriptions
   receivable................................        --        --         --        --        --         --         --        --
 Payments received on Stock subscriptions
   receivable................................        --        --         --        --        --         --         --        --
 Compensation expense........................        --        --         --        --        --         --         --        --
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuances of Common stock...................        --        --         --        --        --         --         --        --
 Repurchase of Common stock..................        --        --         --        --        --         --         --        --
 Conversion of Class B Common stock to Class
   A Common stock............................        --        --         --        --        --         --         --        --
 Compensation expense........................        --        --         --        --        --         --         --        --
 Issuance of shares in connection with
   merger....................................   (11,342)       (1)   (20,102)       (1)       --         --    (32,103)       (1)
 Redemption of Redeemable preferred stock by
   Parent....................................        --        --         --        --        --         --         --        --
 Equity contribution from parent.............        --        --         --        --        --         --         --        --
 Dividends and accretion on Redeemable
   preferred stock...........................        --        --         --        --        --         --         --        --
 Payments on stock subscriptions
   receivable................................        --        --         --        --        --         --         --        --
 Transfer of Stock subscriptions receivable
   to parent.................................        --        --         --        --        --         --         --        --
 Dividends...................................        --        --         --        --        --         --         --        --
 Net loss....................................        --        --         --        --        --         --         --        --
                                                -------    ------    -------    ------    ------     ------    -------    ------
Balance at December 31, 1997.................        --    $   --         --    $   --        --     $   --         --    $   --
                                                =======    ======    =======    ======    ======     ======    =======    ======

                                                     GULFSTAR COMMUNICATIONS, INC.
                                               -----------------------------------------

                                               ADDITIONAL       STOCK
                                                PAID-IN     SUBSCRIPTIONS     UNEARNED
                                                CAPITAL      RECEIVABLE     COMPENSATION
                                               ----------   -------------   ------------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1995 (Restated)........   $     --       $    --        $    --
 Shares of Class A Common stock contributed
   to the company by a stockholder...........         --            --             --
 Issuance of voting Common stock.............          9            (4)            --
 Issuance of Class B Common stock............        331          (304)            --
 Accrued interest on Stock subscriptions
   receivable................................         25           (25)            --
 Dividends on Redeemable preferred stock.....         --            --             --
 Net income..................................         --            --             --
                                                --------       -------        -------
Balance at December 31, 1995.................        365          (333)            --
 Issuance of Common stock....................      1,378        (1,390)            --
 Issuance of Class A Common stock............        184            --             --
 Issuance of Class B Common stock............         31            --             --
 Issuance of Class C Common stock............        358          (298)            --
 Conversion of Common stock to Class A Common
   stock.....................................         --            --             --
 Conversion of Class A and B Common stock to
   Common stock..............................         --            --             --
 Issuance of warrants........................      3,884            --             --
 Accrued interest on Stock subscriptions
   receivable................................         69           (69)            --
 Dividends and accretion on Redeemable
   preferred stock...........................     (1,350)           --             --
 Unearned compensation-stock issued for
   nonrecourse notes.........................      6,950            --         (1,518)
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuance of common stock....................         --            --             --
 Issuance of warrants........................         --            --             --
 Net loss....................................         --            --             --
                                                --------       -------        -------
Balance at December 31, 1996.................     11,869        (2,090)        (1,518)
GULFSTAR COMMUNICATIONS, INC.:
 Issuance of Common stock....................        300          (300)            --
 Conversion of Class A Common stock to Class
   C Common stock............................         --            --             --
 Conversion of Class C Common stock to Class
   A Common stock............................         --            --             --
 Dividends and accretion on Redeemable
   preferred stock...........................     (1,693)           --             --
 Accrued interest on Stock subscriptions
   receivable................................        131          (131)            --
 Payments received on Stock subscriptions
   receivable................................         --            36             --
 Compensation expense........................      7,232            --          1,518
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuances of Common stock...................         --            --             --
 Repurchase of Common stock..................         --            --             --
 Conversion of Class B Common stock to Class
   A Common stock............................         --            --             --
 Compensation expense........................         --            --             --
 Issuance of shares in connection with
   merger....................................    (12,461)        2,485             --
 Redemption of Redeemable preferred stock by
   Parent....................................     (5,378)           --             --
 Equity contribution from parent.............         --            --             --
 Dividends and accretion on Redeemable
   preferred stock...........................         --            --             --
 Payments on stock subscriptions
   receivable................................         --            --             --
 Transfer of Stock subscriptions receivable
   to parent.................................         --            --             --
 Dividends...................................         --            --             --
 Net loss....................................         --            --             --
                                                --------       -------        -------
Balance at December 31, 1997.................   $     --       $    --        $    --
                                                ========       =======        =======

                                                                 CAPSTAR BROADCASTING PARTNERS, INC.
                                               ------------------------------------------------------------------------
                                                     CLASS A                CLASS B
                                                   COMMON STOCK           COMMON STOCK
                                               --------------------   --------------------   ADDITIONAL       STOCK
                                                NUMBER OF     PAR      NUMBER OF     PAR      PAID-IN     SUBSCRIPTIONS
                                                 SHARES      VALUE      SHARES      VALUE     CAPITAL      RECEIVABLE
                                               -----------   ------   -----------   ------   ----------   -------------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1995 (Restated)........           --   $   --            --   $   --    $     --       $   --
 Shares of Class A Common stock contributed
   to the company by a stockholder...........           --       --            --       --          --           --
 Issuance of voting Common stock.............           --       --            --       --          --           --
 Issuance of Class B Common stock............           --       --            --       --          --           --
 Accrued interest on Stock subscriptions
   receivable................................           --       --            --       --          --           --
 Dividends on Redeemable preferred stock.....           --       --            --       --          --           --
 Net income..................................           --       --            --       --          --           --
                                               -----------   ------   -----------   ------    --------       ------
Balance at December 31, 1995.................           --       --            --       --          --           --
 Issuance of Common stock....................           --       --            --       --          --           --
 Issuance of Class A Common stock............           --       --            --       --          --           --
 Issuance of Class B Common stock............           --       --            --       --          --           --
 Issuance of Class C Common stock............           --       --            --       --          --           --
 Conversion of Common stock to Class A Common
   stock.....................................           --       --                                 --
 Conversion of Class A and B Common stock to
   Common stock..............................           --       --            --       --          --           --
 Issuance of warrants........................           --       --                                 --
 Accrued interest on Stock subscriptions
   receivable................................           --       --            --       --          --           --
 Dividends and accretion on Redeemable
   preferred stock...........................           --       --            --       --          --           --
 Unearned compensation-stock issued for
   nonrecourse notes.........................           --       --            --       --          --           --
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuance of common stock....................   94,155,000      942            --       --      93,213           --
 Issuance of warrants........................           --       --            --       --         744           --
 Net loss....................................           --       --            --       --          --           --
                                               -----------   ------   -----------   ------    --------       ------
Balance at December 31, 1996.................   94,155,000      942            --       --      93,957           --
GULFSTAR COMMUNICATIONS, INC.:
 Issuance of Common stock....................           --       --            --       --          --           --
 Conversion of Class A Common stock to Class
   C Common stock............................           --       --            --       --          --           --
 Conversion of Class C Common stock to Class
   A Common stock............................           --       --            --       --          --           --
 Dividends and accretion on Redeemable
   preferred stock...........................           --       --            --       --          --           --
 Accrued interest on Stock subscriptions
   receivable................................           --       --            --       --          --           --
 Payments received on Stock subscriptions
   receivable................................           --       --            --       --          --           --
 Compensation expense........................           --       --            --       --          --           --
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuances of Common stock...................   82,507,956      825    18,181,818      181     119,875       (1,596)
 Repurchase of Common stock..................     (175,000)      (2)           --       --        (173)          --
 Conversion of Class B Common stock to Class
   A Common stock............................   18,181,818      181   (18,181,818)    (181)         --           --
 Compensation expense........................           --       --            --       --       1,825           --
 Issuance of shares in connection with
   merger....................................   84,962,406      850            --       --      40,572           --
 Redemption of Redeemable preferred stock by
   Parent....................................           --       --            --       --          --           --
 Equity contribution from parent.............           --       --            --       --      29,358           --
 Dividends and accretion on Redeemable
   preferred stock...........................           --       --            --       --      (6,560)          --
 Payments on stock subscriptions
   receivable................................           --       --            --       --          --          405
 Transfer of Stock subscriptions receivable
   to parent.................................           --       --            --       --      (1,191)       1,191
 Dividends...................................           --       --            --       --     (15,502)          --
 Net loss....................................           --       --            --       --          --           --
                                               -----------   ------   -----------   ------    --------       ------
Balance at December 31, 1997.................  279,632,180   $2,796            --       --    $262,161           --
                                               ===========   ======   ===========   ======    ========       ======


                                                 RETAINED
                                                 EARNINGS         TOTAL
                                               (ACCUMULATED   STOCKHOLDER'S
                                                 DEFICIT)        EQUITY
                                               ------------   -------------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1995 (Restated)........    $    968       $    970
 Shares of Class A Common stock contributed
   to the company by a stockholder...........          --             --
 Issuance of voting Common stock.............          --              5
 Issuance of Class B Common stock............          --             27
 Accrued interest on Stock subscriptions
   receivable................................          --             --
 Dividends on Redeemable preferred stock.....          (8)            (8)
 Net income..................................       1,570          1,570
                                                 --------       --------
Balance at December 31, 1995.................       2,530          2,564
 Issuance of Common stock....................          --            (12)
 Issuance of Class A Common stock............          --            184
 Issuance of Class B Common stock............          --             31
 Issuance of Class C Common stock............          --             61
 Conversion of Common stock to Class A Common
   stock.....................................          --             --
 Conversion of Class A and B Common stock to
   Common stock..............................          --             --
 Issuance of warrants........................          --          3,884
 Accrued interest on Stock subscriptions
   receivable................................          --             --
 Dividends and accretion on Redeemable
   preferred stock...........................          --         (1,350)
 Unearned compensation-stock issued for
   nonrecourse notes.........................          --          5,432
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuance of common stock....................          --         94,155
 Issuance of warrants........................          --            744
 Net loss....................................     (11,957)       (11,957)
                                                 --------       --------
Balance at December 31, 1996.................      (9,427)        93,736
GULFSTAR COMMUNICATIONS, INC.:
 Issuance of Common stock....................          --             --
 Conversion of Class A Common stock to Class
   C Common stock............................          --             --
 Conversion of Class C Common stock to Class
   A Common stock............................          --             --
 Dividends and accretion on Redeemable
   preferred stock...........................          --         (1,693)
 Accrued interest on Stock subscriptions
   receivable................................          --             --
 Payments received on Stock subscriptions
   receivable................................          --             36
 Compensation expense........................          --          8,750
CAPSTAR BROADCASTING PARTNERS, INC.:
 Issuances of Common stock...................          --        119,285
 Repurchase of Common stock..................          --           (175)
 Conversion of Class B Common stock to Class
   A Common stock............................          --             --
 Compensation expense........................          --          1,825
 Issuance of shares in connection with
   merger....................................          --         31,443
 Redemption of Redeemable preferred stock by
   Parent....................................          --         (5,378)
 Equity contribution from parent.............          --         29,358
 Dividends and accretion on Redeemable
   preferred stock...........................          --         (6,560)
 Payments on stock subscriptions
   receivable................................          --            405
 Transfer of Stock subscriptions receivable
   to parent.................................          --             --
 Dividends...................................          --        (15,502)
 Net loss....................................     (39,661)       (39,661)
                                                 --------       --------
Balance at December 31, 1997.................    $(49,088)      $215,869
                                                 ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1995        1996         1997
                                                            --------    ---------    ---------
                                                                 (RESTATED)
Cash flows from operating activities:
  Net income (loss).......................................  $  1,570    $ (11,957)   $ (39,661)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Loss on early extinguishment of debt.................        --        1,188        2,403
     Depreciation and amortization........................     1,134        4,141       26,415
     Noncash interest.....................................       323        2,626       24,047
     Deferred income taxes................................        --          547      (12,470)
     Noncash compensation expense.........................        --        6,176       10,575
     Write-off of pending acquisition costs...............        --          105           --
     Provision for uncollectible accounts receivable......       195          661        2,044
     (Gain) loss on sale of broadcasting property.........    (2,389)          --          908
     Changes in assets and liabilities, net of effects of
       acquisitions:
       Accounts receivable................................    (1,690)      (5,331)     (12,029)
       Prepaid expenses and other current assets..........       159       (1,002)         250
       Accounts payable and accrued expenses..............     2,021          507        1,800
       Income taxes payable...............................       (64)          --        2,417
                                                            --------    ---------    ---------
          Net cash provided by (used in) operating
            activities....................................     1,259       (2,339)       6,699
                                                            --------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of broadcasting property.............     3,650           --       35,932
  Purchase of property and equipment......................      (495)      (2,478)     (10,020)
  Payments for acquisitions, net of cash acquired.........   (20,227)    (149,612)    (505,375)
  Payments for pending acquisitions.......................    (1,968)      (3,342)      (6,895)
  Other investing activities, net.........................      (608)        (147)        (644)
                                                            --------    ---------    ---------
          Net cash used in investing activities...........   (19,648)    (155,579)    (487,002)
                                                            --------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt................        --           --      349,496
  Proceeds from credit facilities.........................    36,146       64,647      207,406
  Repayment of long-term debt.............................   (17,584)     (13,210)    (200,249)
  Payments of financing related costs.....................      (897)      (2,936)     (25,169)
  Net proceeds from issuance of common stock..............        31       94,155      115,737
  Net proceeds from issuance of preferred stock...........        --       20,979       95,071
  Net proceeds from issuance of warrants..................        --        3,884           --
  Redemption of preferred stock...........................        --           --         (811)
  Purchase of common stock................................        --           --         (175)
  Dividends paid..........................................        --           --         (765)
                                                            --------    ---------    ---------
          Net cash provided by financing activities.......    17,696      167,519      540,541
                                                            --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents......      (693)       9,601       60,238
Cash and cash equivalents at beginning of period..........       913          220        9,821
                                                            --------    ---------    ---------
Cash and cash equivalents at end of period................  $    220    $   9,821    $  70,059
                                                            ========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND BUSINESS:

     Capstar Broadcasting Partners, Inc. ("Capstar Partners"), a holding company controlled by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM Fund III"), and its direct and indirect wholly owned subsidiaries operate in a single industry segment, which segment encompasses the ownership and management of radio broadcast stations located primarily in mid-sized markets throughout the United States. At December 31, 1997, Capstar Partners owned and operated, provided programming to or sold advertising on behalf of 124 FM stations and 59 AM stations.

     On October 16, 1996, Capstar Partners acquired Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") and its wholly owned subsidiaries pursuant to a merger agreement dated June 21, 1996.

     In June 1997, Capstar Broadcasting Corporation ("Capstar Broadcasting"), a holding company controlled by HM Fund III, acquired, on a share-for-share basis, all of the issued and outstanding common stock of Capstar Partners in exchange for shares of its common stock.

     In July 1997, Capstar Broadcasting, through a wholly owned subsidiary, was merged with GulfStar Communications, Inc. ("Former GulfStar"), a company controlled by the general partner of HM Fund III. The acquisition was effected through a merger of Former GulfStar with and into a newly formed wholly owned subsidiary of Capstar Broadcasting, with this subsidiary designated as the surviving corporation. Pursuant to the merger agreement, each share of Former GulfStar's common stock was converted into the right to receive shares of Capstar Broadcasting, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and Former GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. Concurrently with the merger: (i) the surviving corporation was renamed GulfStar Communications, Inc. ("GulfStar"), (ii) Capstar Broadcasting exchanged its shares of GulfStar for additional shares of Capstar Partners (iii) Capstar Partners exchanged its shares of GulfStar for additional shares of Capstar Radio. As a result of the merger and its related transactions, GulfStar became a wholly owned indirect subsidiary of Capstar Broadcasting. Due to the fact that Capstar Broadcasting and GulfStar were under common control, the transfer of the assets and liabilities of GulfStar has been accounted for at historical cost in a manner similar to a pooling-of-interests except that the acquisition by Capstar Broadcasting of the minority interest of Former GulfStar has been accounted for by the purchase method. The accompanying consolidated financial statements have been restated for all periods presented to give retroactive effect to the merger and present the financial statements of Former Gulfstar as the historical consolidated financial statements of Capstar Radio for the periods prior to Capstar Partners' acquisition of Capstar Radio on October 16, 1996, and the combined consolidated results of operations for the periods that Capstar Broadcasting and its direct and indirect wholly owned subsidiaries and GulfStar (collectively, the "Company") were under common control. The restated consolidated financial statements also reflect the application of "Push Down" accounting for the new basis of the purchased assets and assumed liabilities in connection with Capstar Partners' acquisition of Capstar Radio on October 16, 1996.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Separate results of operations of the combining entities to the date of the merger are as follows:

                                                   YEAR ENDED DECEMBER 31,      SIX MONTHS
                                                   -----------------------    ENDED JUNE 30,
                                                     1995          1996            1997
                                                   ---------    ----------    --------------
                                                                               (UNAUDITED)
Net broadcast revenue:
  Capstar Partners...............................   $    --      $ 10,303        $ 41,862
  GulfStar.......................................    15,797        32,563          23,294
                                                    -------      --------        --------
                                                    $15,797      $ 42,866        $ 65,156
                                                    =======      ========        ========
Extraordinary item:
  Capstar Partners...............................   $    --      $     --        $    851
  GulfStar.......................................        --         1,188              --
                                                    -------      --------        --------
                                                    $    --      $  1,188        $    851
                                                    =======      ========        ========
Net income (loss):
  Capstar Partners...............................   $    --      $ (3,757)       $(12,503)
  GulfStar.......................................     1,570        (8,200)         (8,842)
                                                    -------      --------        --------
                                                    $ 1,570      $(11,957)       $(21,345)
                                                    =======      ========        ========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents

     For purposes of the accompanying consolidated statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Equipment under capital lease obligations is recorded at the lower of cost or fair market value at the inception of the lease. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Amortization of assets recorded under capital leases is included in depreciation expense.

  Intangible Assets

     FCC licenses and goodwill represent the excess of cost over the fair values of the identifiable tangible and other intangible net assets acquired. Other intangible assets comprise costs incurred for pending acquisitions, noncompete agreements, organization costs incurred in the incorporation of the Company, deferred financing costs and costs related to favorable tower and facility leases. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. Approximately $897, $2,936 and $25,169 of new financing costs were incurred for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization related to deferred financing costs at December 31, 1996 and 1997 was approximately $13 and $1,209, respectively.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company periodically evaluates intangible assets for potential impairment by analyzing the operating results, future cash flows on an undiscounted basis, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impact. At this time, in the opinion of management, no impairment has occurred.

  Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Stock Subscriptions Receivable

     Stock subscriptions receivable represent promissory notes issued in connection with the purchase of capital stock. Capital stock issued in connection with such promissory notes is reported as issued and outstanding and included in capital stock and additional paid-in capital in the accompanying consolidated financial statements in the amount of the related promissory note plus accrued interest. The promissory notes and related accrued interest receivable are classified as stock subscriptions receivable and included as a reduction of consolidated stockholder's equity.

  Revenue Recognition

     Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast.

  Advertising Costs

     The Company incurs various marketing and promotional costs to add and maintain listenership. These are expensed as incurred and totaled approximately $575, $2,668 and $5,731 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Local Marketing Agreements ("LMA")/Joint Sales Agreements ("JSA")

     From time to time, the Company enters into LMAs and JSAs, with respect to radio stations owned by third parties including radio stations that it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The agreements terminate upon the acquisition of the property. The fees are expensed as incurred. The Company classifies the LMA fees as interest expense to the extent interest is imputed based on the purchase price of the broadcast property. The Company accounts for payments received pursuant to LMAs of owned stations as net revenue to the extent that the payment received represents a reimbursement of the Company's ownership costs.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Barter Transactions

     The Company barters unsold advertising time for products and services. Such transactions are recorded at the estimated fair value of the products or services received. Barter revenue is recorded when commercials are broadcast and related expenses are recorded when the bartered product or service is used.

  Concentration of Credit Risk

     It is the Company's policy to place its cash with high credit quality financial institutions, which, at times, may exceed federally insured limits. Management believes that credit risk in these deposits is minimal and has not experienced any losses in such accounts.

     The Company's revenue and accounts receivable primarily relates to advertising of products and services within the radio stations' broadcast areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit losses have been within management's expectations and adequate allowances for any uncollectible accounts receivables are maintained.

  Uncertainties and Use of Estimates and Assumptions

     The radio broadcasting industry is subject to federal regulation by the Federal Communications Commission. These governmental regulations and policies could change over time and there can be no assurance that such changes would not have a material impact upon the Company.

     The Company's pending acquisition, exchange and merger agreements are subject to various governmental approvals, including the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Federal Communications Commission under the Communications Act of 1934, as amended.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     These pronouncements are effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

  Reclassifications

     Certain amounts in 1995 and 1996 have been reclassified to conform to the 1997 presentation.

3. ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES:

     During the years ended December 31, 1995, 1996 and 1997, the Company acquired numerous radio stations and related broadcasting property and equipment, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition. The acquisition activity was funded primarily through equity infusions by the Company's parent and long-term borrowings.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Acquisition activity during the periods is as follows:

               STATIONS ACQUIRED                  DATE OF ACQUISITION    PURCHASE OF       COST
               -----------------                  -------------------    -----------     --------
1995:
  1 AM and 1 FM.................................  November               Common stock    $  8,025
  1 AM and 1 FM.................................  November               Assets            11,908
  1 FM..........................................  November               Assets             1,586
                                                                                         --------
                                                                                         $ 21,519
                                                                                         ========
1996:
  2 AM and 6 FM.................................  April                  Common stock    $  1,065
  1 AM and 1 FM.................................  July                   Assets             4,038
  1 AM and 2 FM.................................  July                   Assets             6,305
  1 FM..........................................  July                   Assets               315
  1 FM..........................................  August                 Assets               728
  1 FM..........................................  August                 Assets             2,061
  1 FM..........................................  September              Assets             1,551
  1 FM..........................................  September              Assets             1,812
  12 AM and 18 FM...............................  October                Common stock     122,016
  3 AM and 4 FM.................................  October                Assets            12,600
  1 AM and 1 FM.................................  November               Assets             4,172
  1 FM..........................................  December               Assets             6,385
                                                                                         --------
                                                                                         $163,048
                                                                                         ========
1997:
  1 FM..........................................  January                Assets          $  2,490
  1 AM and 1 FM.................................  February               Assets             3,166
  1 AM and 3 FM.................................  February               Assets             6,292
  6 AM and 12 FM................................  February               Common stock     102,923
  2 FM..........................................  March                  Assets            11,471
  2 AM and 3 FM.................................  April                  Assets            12,038
  1 AM and 1 FM.................................  April                  Assets             1,308
  1 AM and 1 FM.................................  May                    Assets             3,456
  2 FM..........................................  May                    Common stock       4,967
  2 AM and 1 FM.................................  May                    Common stock      23,442
  1 AM and 4 FM.................................  July                   Assets             8,267
  5 AM and 6 FM.................................  July                   Assets            35,907
  1 FM..........................................  July                   Common stock       2,647
  1 AM and 1 FM.................................  August                 Assets             7,968
  10 AM and 20 FM...............................  August                 Assets           192,128
  1 FM..........................................  August                 Assets            10,024
  2 AM and 4 FM.................................  August                 Assets            41,662
  1 FM..........................................  September              Assets             1,648
  1 FM..........................................  September              Assets             3,374
  1 FM..........................................  October                Assets             3,409
  3 FM..........................................  October                Assets             5,789
  2 FM..........................................  October                Assets             2,539
  1 AM and 2 FM.................................  October                Assets            32,606
  1 FM..........................................  October                Assets             1,986
  2 AM and 4 FM.................................  November               Assets             7,160
                                                                                         --------
                                                                                          528,667
  Acquisition of GulfStar minority interest.....  July                   Stock             31,443
                                                                                         --------
                                                                                         $560,110
                                                                                         ========

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The acquisitions are summarized in the aggregate by period as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1995        1996        1997
                                                       -------    --------    --------
Consideration:
  Cash and notes.....................................  $19,629    $153,050    $493,353
  Common stock (2,325 Former GulfStar shares and
     26,721,805 shares in 1996 and 1997,
     respectively)...................................       --         276      35,343
  Preferred stock (7,500 Former GulfStar shares).....      750          --          --
  Acquisition costs..................................    1,140       9,251      31,414
  Exchange of assets.................................       --         471          --
                                                       -------    --------    --------
          Total......................................  $21,519    $163,048    $560,110
                                                       =======    ========    ========
Assets acquired and liabilities assumed:
  Cash...............................................  $    --    $  6,120    $ 12,297
  Accounts receivable................................       29       9,020      14,657
  Prepaid expenses and other.........................      152         590       2,853
  Property and equipment.............................    3,353      23,471      76,050
  Intangible assets..................................   21,087     290,243     577,885
  Other assets.......................................       --         704       1,051
  Accounts payable...................................       --      (5,811)     (7,843)
  Accrued liabilities................................     (250)       (882)     (5,242)
  Long-term debt.....................................       --     (82,706)    (20,711)
  Capital lease obligations..........................      (44)       (127)       (465)
  Deferred income taxes..............................   (2,808)    (77,574)    (90,422)
                                                       -------    --------    --------
          Total......................................  $21,519    $163,048    $560,110
                                                       =======    ========    ========

     During the years ended December 31, 1995 and 1997, the Company sold or otherwise disposed of radio stations and related broadcasting property and equipment as follows:

           STATIONS DISPOSED              DATE OF DISPOSITION      SALE OF       SALES PRICE
           -----------------              -------------------      -------       -----------
1995:
  1 FM..................................  June                      Assets         $ 3,650
1997:
  1 AM and 2 FM.........................  April                     Assets          11,000
  1 AM and 1 FM.........................  September              Common stock          600
  1 FM..................................  September                 Assets          40,000
  1 AM..................................  November                  Assets             135

     The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 1996 and 1997 as if the acquisitions and dispositions completed as of December 31, 1997 had occurred at the beginning of 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    PRO FORMA
                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1996         1997
                                                              ---------    ---------
                                                                   (UNAUDITED)
Net broadcast revenue.......................................  $210,809     $221,189
Loss before extraordinary loss..............................   (55,837)     (43,529)
Net loss....................................................   (57,025)     (45,932)
Net loss attributable to common stock.......................   (58,375)     (59,563)

     Subsequent to December 31, 1997, the Company acquired 20 AM and 35 FM radio stations and related broadcast equipment through several acquisitions for aggregate consideration of approximately $299,141. The acquisitions were funded primarily through equity infusions by the Company's parent. The Company previously operated 2 of these stations under either LMA's or JSA's.

     In addition to the matter discussed in Note 16, the Company has entered into numerous agreements to acquire additional radio stations (9 AM and 24 FM) and related broadcast equipment for aggregate consideration of approximately $157,000. The Company currently operates 13 of the stations under either LMA's or JSA's.

     Subsequent to December 31, 1997, the Company disposed of 3 AM and 4 FM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $52,100. The carrying value of net assets to be sold related to these stations approximated the contract sales price.

     The Company has also entered into agreements for the disposition of 5 AM and 11 FM stations for aggregate consideration of approximately $97,000. The carrying value of net assets to be sold related to these stations approximated the contract sales price.

4. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                             DEPRECIABLE      DECEMBER 31,
                                              DEPRECIATION      LIFE       ------------------
                                                 METHOD        (YEARS)      1996       1997
                                              -------------  -----------   -------   --------
Buildings and improvements..................  Straight-line     5-20       $ 4,991   $ 17,006
Broadcasting and other equipment............  Straight-line     3-20        23,723     85,481
Equipment under capital lease obligations...  Straight-line      3-5           463      1,356
                                                                           -------   --------
                                                                            29,177    103,843
Accumulated depreciation and amortization...                                (3,426)   (10,336)
                                                                           -------   --------
                                                                            25,751     93,507
Land........................................                                 3,575     13,210
                                                                           -------   --------
                                                                           $29,326   $106,717
                                                                           =======   ========

     Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 was approximately $580, $1,535 and $8,137, respectively.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INTANGIBLES:

     Intangibles consists of the following:

                                                       AMORTIZABLE        DECEMBER 31,
                                     AMORTIZATION         LIFE        --------------------
                                        METHOD           (YEARS)        1996        1997
                                    ---------------    -----------    --------    --------
FCC licenses and goodwill.........    Straight-line         40        $337,479    $864,286
Noncompete agreements.............    Straight-line        1-3           1,422       6,115
Organization costs................    Straight-line          5             361       3,040
Deferred financing costs..........  Interest Method         --           2,030      21,358
Other.............................    Straight-line        3-5           1,081       6,700
                                                                      --------    --------
                                                                       342,373     901,499
Less accumulated amortization.....                                      (3,961)    (25,888)
                                                                      --------    --------
                                                                       338,412     875,611
Pending acquisition costs.........                                       2,664       5,934
                                                                      --------    --------
                                                                      $341,076    $881,545
                                                                      ========    ========

     Amortization expense of intangible assets for the years ended December 31, 1995, 1996 and 1997 was approximately $554, $2,606 and $18,278, respectively.

6. ACCRUED LIABILITIES:

     Accrued liabilities consists of the following:

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1996       1997
                                                               -------    -------
Accrued compensation........................................   $   642    $ 4,252
Accrued acquisition costs...................................       954      5,284
Accrued interest............................................     1,847        960
Accrued commissions.........................................       873      2,403
Other.......................................................     1,230      3,927
                                                               -------    -------
                                                               $ 5,546    $16,826
                                                               =======    =======

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1996        1997
                                                               --------    --------
Credit Facility.............................................   $     --    $141,700
1997 Capstar Partners Notes, $277,000 principal, including
  unamortized discount of $110,009, due 2009................         --     166,991
1997 Capstar Radio Notes, $200,000 principal, including
  unamortized discount of $762, due 2007....................         --     199,238
1995 Capstar Radio Notes, $76,808 principal, including
  unamortized discount of $3,008 at December 31, 1997, due
  2003......................................................     76,672      79,816
Former Credit Facility, bearing interest at 3.5% over
  LIBOR.....................................................     24,700          --
Reducing revolver loans, bearing variable interest (8.7% at
  December 31, 1996)........................................     53,794          --
Former Term Loan Facility...................................     35,000          --
Capital lease obligations and other notes payable at various
  interest rates............................................      1,004       6,827
                                                               --------    --------
                                                                191,170     594,572
Less current portion........................................     (3,936)     (1,388)
                                                               --------    --------
                                                               $187,234    $593,184
                                                               ========    ========

  Credit Facility

     Capstar Radio entered into an amended and restated credit agreement with various banks in August 1997 (the "Credit Facility"). The Credit Facility consists of a $200 million revolving loan facility (the "Revolving Loans") and an additional $150 million of multiple advancing term loans (the "Term Loans"). The Credit Facility matures seven years from the initial borrowing date with the Revolving Loans then outstanding to be repaid in full on such date. Up to $75 million of the Revolving Loan commitment is available to Capstar Radio for the issuance of letters of credit.

     At any time on or after August 12, 1998 (the "Effective Date") and prior to December 31, 1998, Capstar Radio may request one or more of the banks to make Term Loans under the Credit Facility, up to an aggregate amount equal to $150 million in up to two advances with a minimum of $50 million for each such advance. The Term Loans are subject to scheduled annual principal repayments, payable in equal quarterly installments. The Term Loans mature on the seventh anniversary of the Effective Date of the Credit Facility. Term loans may not be reborrowed after payment.

     The Revolving Loans and the Term Loans bear interest at a rate based, at the option of Capstar Radio, on (i) a base rate defined as the higher of 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate or the administrative agent bank's prime lending rate, plus an incremental rate or (ii) the Eurodollar rate, plus an incremental rate. The weighted-average interest rates on Revolving Loans outstanding at December 31, 1996 (Former Credit Facility) and December 31, 1997 were 10.2% and 9.7%, based on prime rates, respectively. Capstar Radio pays fees ranging from 0.375% to 0.50% per annum on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter end. In addition, Capstar Radio is required to pay letter of credit fees.

     The Credit Facility contains customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Radio to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, make capital expenditures and enter new lines of business. The Credit

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Facility limits Capstar Radio and its subsidiaries ability to make additional acquisitions in excess of $100 million on an individual basis without the prior consent of a majority of the banks. Substantially all the assets of Capstar Radio and its subsidiaries are restricted. Under the Credit Facility, Capstar Radio is also required to satisfy certain financial covenants, which require Capstar Radio and its subsidiaries to maintain specified financial ratios and to comply with certain financial tests, such as maximum leverage ratio, minimum consolidated EBITDA and minimum consolidated EBITDA to consolidated net cash interest expense.

     Capstar Radio has collateralized the Credit Facility by granting a first priority perfected pledge of Capstar Radio's assets, including, without limitation, the capital stock of its subsidiaries. Capstar Partners, Capstar Broadcasting and all of the direct and indirect subsidiaries of Capstar Partners (other than the Capstar Radio) have guaranteed the Credit Facility and have collateralized their guarantees by granting a first priority perfected pledge of substantially all of their assets.

  1997 Capstar Partners Notes

     On February 20, 1997, Capstar Partners issued $277.0 million in aggregate principal amount at maturity of its 12 3/4% Senior Discount Notes due 2009. The 1997 Capstar Partners Notes were issued at a substantial discount from their aggregate principal amount at maturity, generating gross proceeds to Capstar Partners of approximately $150.3 million. On September 12, 1997, Capstar Partners exchanged its 12 3/4% Senior Discount Notes due 2009 (the "1997 Capstar Partners Notes"), which were registered under the Securities Act of 1933, for all of the outstanding 12 3/4% Senior Discount Notes due 2009 previously issued on February 20, 1997. The terms of the 1997 Capstar Partners Notes are identical in all material respects to the discount notes issued on February 20, 1997. The 1997 Capstar Partners Notes are unsecured, senior obligations of Capstar Partners and are limited to $277.0 million aggregate principal amount at maturity and will mature on February 1, 2009. No interest will accrue on the 1997 Capstar Partners Notes prior to February 1, 2002. Thereafter, interest on the 1997 Capstar Partners Notes will accrue at the rate of 12 3/4% and will be payable in cash semiannually on February 1 and August 1 commencing on August 1, 2002. The yield to maturity of the 1997 Capstar Partners Notes is 12 3/4% (computed on a semi-annual bond equivalent basis), calculated from February 20, 1997.

     The 1997 Capstar Partners Notes may be redeemed at any time on or after February 1, 2002, in whole or in part, at the option of Capstar Partners at prices ranging from 106.375% at February 1, 2002 and declining to 100% on February 1, 2007 (expressed as a percentage of the accreted value in the redemption date), plus in each case accrued and unpaid interest. In addition, prior to February 1, 2001, Capstar Partners may, at its option, redeem up to 25% of the principal amount at maturity of the 1997 Capstar Partners Notes at a redemption price of 112.75% of the accreted value, out of the proceeds of one or more public equity offering or major asset sales. Upon the occurrence of a change in control (as defined in the 1997 Capstar Partners Note Indenture), the holders of the Capstar Partners Notes have the right to require Capstar Partners to purchase all or a portion of the 1997 Capstar Partners Notes at a purchase price equal to (i) 101% of the accreted value if the change in control occurs before February 1, 2002 or (ii) 101% of the principal amount at maturity, plus accrued and unpaid interest, if the change in control occurs after February 1, 2002. The 1997 Capstar Partners indenture contains limitations on incurrence of additional indebtedness, issuance of preferred stock of subsidiaries and restricted payments, as well as other restrictive covenants.

  1997 Capstar Radio Notes

     On June 17, 1997, Capstar Radio issued $200.0 million in aggregate principal amount of its 9 1/4% Senior Subordinated Notes due July 1, 2007. On September 16, 1997, Capstar Radio exchanged its 9 1/4% Senior Subordinated Notes due 2007 (the "1997 Capstar Radio Notes"), which were registered under the Securities Act, for all of the outstanding notes issued on June 17, 1997. The 1997 Capstar Radio Notes are general unsecured obligations of Capstar Radio and are subordinated to all senior indebtedness of Capstar Radio. The

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1997 Capstar Radio Notes may be redeemed at anytime on or after July 1, 2002, in whole or in part, at the option of Capstar Radio at prices ranging from 104.625% at July 1, 2002 and declining to 100% on or after July 1, 2005, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2001, Capstar Radio may redeem up to 25% of the original aggregate principal amount of the 1997 Capstar Radio Notes at a redemption price of 109.25% plus accrued and unpaid interest with net proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change of control (as defined in the 1997 Capstar Radio Notes indenture), the holders of the 1997 Capstar Radio Notes have the right to require Capstar Radio to purchase all or a portion of the 1997 Capstar Radio Notes at a price equal to 101% plus accrued and unpaid interest. The 1997 Capstar Radio Notes indenture contains limitations on incurrence of additional indebtedness, issuance of preferred stock of subsidiaries and restricted payments, as well as other restrictive covenants.

  1995 Capstar Radio Notes

     The 1995 Capstar Radio Notes in the aggregate principal amount of $76,808 bear interest at a rate of 7 1/2% per annum through May 1, 1998 and 13 1/4% per annum through maturity on May 1, 2003, resulting in an effective interest rate of approximately 12.1% per annum. The 1995 Capstar Radio Notes are general unsecured obligations of Capstar Radio, subordinated to all senior indebtedness of Capstar Radio, and are guaranteed on a senior subordinated basis, jointly and severally, by all of Capstar Radio's subsidiaries. The subsidiary guarantors are wholly owned subsidiaries of Capstar Radio. Capstar Radio may redeem the 1995 Capstar Radio Notes, in whole or in part, at any time on or after May 1, 1999 at prices ranging from 107.5% at May 1, 1999 and declining to 100% after May 1, 2002, plus in each case accrued and unpaid interest. In addition, prior to May 1, 1998, Capstar Radio may redeem in the aggregate up to one third of the original principal amount of the 1995 Capstar Radio Notes at a price equal to 108% of the accreted value, plus accrued and unpaid interest, out of the proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the 1995 Capstar Radio Notes indenture), Capstar Radio will be required to make an offer to purchase the outstanding 1995 Capstar Radio Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest. The 1995 Capstar Radio Notes indenture contains limitations of additional indebtedness and restricted payments, as well as other restrictive covenants.

     During 1996, Capstar Radio significantly modified the terms of its existing reducing revolver loans and accelerated the maturity date from March 31, 2003 to December 31, 1996. In connection with this modification, Capstar Radio recognized an extraordinary charge in the accompanying consolidated statement of operations for 1996 relating to the write off of approximately $1,895 ($1,188, net of income tax benefit) of unamortized deferred financing costs.

     The scheduled maturities of the Company's outstanding long-term debt at December 31, 1997 for each of the next five years and thereafter are as follows:


1998..............................................  $  1,388
1999..............................................     2,658
2000..............................................       819
2001..............................................       400
2002..............................................     1,215
Thereafter........................................   588,092
                                                    --------
                                                    $594,572
                                                    ========

8. REDEEMABLE PREFERRED STOCK:

     On June 17, 1997, the Company issued 1,000,000 shares of its cumulative (after July 1, 2002) par value $.01 per share 12% Senior Exchangeable Preferred Stock (the "Preferred Stock Offering"). All of the

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

proceeds from the Preferred Stock Offering were used to finance the GulfStar merger. On September 12, 1997, the Company exchanged its 12% Senior Exchangeable Preferred Stock (the "Senior Exchangeable Preferred Stock"), which was registered under the Securities Act, for all of the outstanding 12% Senior Exchangeable Preferred Stock previously issued on June 17, 1997. The Company has authorized 10,000,000 shares of the Senior Exchangeable Preferred Stock. Dividends on the Senior Exchangeable Preferred Stock accumulate from the date of issuance and are payable semi-annually, commencing January 1, 1998, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to July 1, 2002 either in cash or in additional shares of the Senior Exchangeable Preferred Stock. The liquidation preference of the Senior Exchangeable Preferred Stock is $100.00 per share. The Senior Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after July 1, 2002, at prices ranging from 106% at July 1, 2002 and declining to 100% after July 1, 2007, plus, without duplication, accumulated and unpaid dividends to the date of redemption. In addition, subject to certain exceptions, prior to July 1, 2001, the Company may, at its option, redeem up to 25% of the Senior Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity or Major Asset Sales (both as defined in the Certificate of Designation governing the Senior Exchangeable Preferred Stock), at the redemption prices set forth in the Certificate of Designation, plus, without duplication, accumulated and unpaid dividends to the redemption date. The Senior Exchangeable Preferred Stock is subject to mandatory redemption in whole on July 1, 2009 at a price equal to 100% of the liquidation preference thereof, plus all accrued and unpaid dividends.

     The Senior Exchangeable Preferred Stock was recorded at the amount of the net proceeds of approximately $95 million. The carrying amount is accreted, using the interest method, to equal the mandatory redemption amount at the mandatory redemption date. The dividend due January 1, 1998 was declared and paid in the form of issuance of 64,667 additional shares of the Senior Exchangeable Preferred Stock.

     The Company may, at its option, subject to certain conditions, on any scheduled dividend payment date, exchange the Senior Exchangeable Preferred Stock, in whole but not in part, for 12% Capstar Exchange Debentures. Holders of the Senior Exchangeable Preferred Stock will be entitled to receive $1.00 principal amount of 12% Capstar Exchange Debentures for each $1.00 in liquidation preference of Senior Exchangeable Preferred Stock.

     The Certificate of Designation provides that, upon the occurrence of a change of control (as defined in the Capstar Certificate of Designation), each holder has the right to require the Company to repurchase all or a portion of such holder's Senior Exchangeable Preferred Stock in cash at a purchase price equal to 101% of the liquidation preference thereof, plus, without duplication, an amount in cash equal to all accumulated and unpaid dividends per share to the date of repurchase.

     In addition, the Certificate of Designation provides that, prior to July 1, 2002, upon the occurrence of a change of control, the Company has the option to redeem the Senior Exchangeable Preferred Stock in whole but not in part (a "Change of Control Redemption") at a redemption price equal to 100% of the liquidation preference thereof, plus the applicable premium (as defined in the Certificate of Designation).

     The Certificate of Designation contains restrictive provisions that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of their assets to any other person.

     The Senior Exchangeable Preferred Stock, with respect to dividend rights and rights on liquidation, winding-up and dissolution, ranks (a) senior to all classes of common stock of the Company and to each other series of preferred stock established after June 17, 1997 (the "Preferred Stock Issuance Date") by the Board

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of Directors of the Company the terms of which expressly provide that such class or series will rank junior to the Senior Exchangeable Preferred Stock (the "Junior Stock"), subject to certain conditions, (b) on a parity with each other class of preferred stock established after the Preferred Stock Issuance Date by the Board of Directors of the Company the terms of which expressly provide that such class or series will rank on a parity with the Senior Exchangeable Preferred Stock and (c) subject to certain conditions, junior to each class of Preferred Stock established after the Preferred Stock Issuance Date by the Board of Directors of the Company the terms of which expressly provide that such class will rank senior to the Senior Exchangeable Preferred Stock.

  GulfStar Preferred

     In connection with issuance of its 12% redeemable preferred shares, Former GulfStar granted, to the holders of the preferred shares, warrants for the purchase of 8,098 shares of Former GulfStar's common stock at a rate of $.01 per share.

     Of the proceeds received from issuance of the preferred shares, $3,884 was assigned to the warrants and credited to additional paid-in capital in the accompanying consolidated financial statements. Such value is being accreted to redeemable preferred stock using the interest method over the period from issuance to mandatory redemption. These warrants were exercised in 1997 in connection with the GulfStar merger.

     In conjunction with the merger of GulfStar into a direct subsidiary of Capstar Broadcasting in July 1997, Capstar Radio redeemed all of the outstanding shares of redeemable preferred stock of GulfStar. The liquidation value as of the date of redemption was approximately $29 million, which included $2,817 in accumulated dividends. The redemption resulted in a charge to additional paid-in capital of $5,378, for the amount that the liquidation value exceeded the carrying value.

9. NONCASH COMPENSATION EXPENSE:

  Warrants

     During 1996 and 1997, the Company issued warrants (which were assumed by Capstar Broadcasting) and Capstar Broadcasting issued warrants to the Company's Chief Executive Officer pursuant to the terms of a stockholder's agreement executed on October 16, 1996 between the Company (assumed by Capstar Broadcasting), the Company's Chief Executive Officer and Capstar Broadcasting's principal stockholder. Under the terms of the agreement, upon the sale of additional shares of Capstar Broadcasting common stock to its principal stockholder, the Company's Chief Executive Officer is entitled to receive, for no additional consideration, warrants entitling him to purchase additional shares of Capstar Broadcasting common stock (Class C). The warrants were issued at an exercise price equal to the fair market value of the underlying stock at the date of issue, increased at an annual rate of 8% per year. The warrants expire ten years from the date of issue. Certain of the warrants can be exercised at any time prior to the expiration date. The remaining warrants cannot be exercised prior to the date upon which distributions (cash or marketable securities) have been made to Capstar Broadcasting's principal stockholder equal to an internal rate of return of at least 30% on each

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

investment (the "Triggering Event"). Following is a summary of the warrants issued in connection with this agreement.

                                                             NUMBER OF SHARES
                                                      ------------------------------
                                 EXERCISE PRICE                        EXERCISABLE       PRINCIPAL
                                   PER SHARE                         UPON TRIGGERING    STOCKHOLDER
        DATE ISSUED           (EXCLUDING INTEREST)    EXERCISABLE         EVENT         INVESTMENT
        -----------           --------------------    -----------    ---------------    -----------
October 16, 1996............         $1.00               7,444            1,860           $90,000
February 20, 1997...........          1.10               2,042              511            34,800
July 8, 1997................          1.33                 988            2,243            75,000
                                                        ------            -----
                                                        10,474            4,614
                                                        ======            =====

     Capstar Broadcasting has accounted for these warrants as variable in accordance with Accounting Principles Board ("APB") Opinion No. 25 and recognized noncash compensation expense of approximately $744 and $1,825 in 1996 and 1997, respectively. The expense has been allocated to the Company and recorded as a charge to expense and payable to the parent.

     During 1998, Capstar Broadcasting's principal shareholder contributed additional equity totaling $550,000. At this time, Capstar Broadcasting has not issued additional warrants for this contribution.

  Stock Subscriptions

     Former GulfStar issued 1,101 and 7,134 shares of common stock in 1995 and 1996, respectively, for prices ranging from $28 to $309 per share. In each case, Former GulfStar received recourse and non-recourse notes for 25% and 75% of the purchase price, respectively.

     Former GulfStar applied APB Opinion No. 25 in accounting for the stock issued for non-recourse notes. The compensation cost charged against income was approximately $5,432 and $8,750 in 1996 and 1997, respectively. For certain of the sales to employees during 1996, compensation expense is considered unearned until Former GulfStar's rights to repurchase the shares expire in accordance with the terms of underlying securities purchase agreement. Such rights expired during 1997 upon the merger of Former GulfStar and the Company.

     In conjunction with the acquisition of Former GulfStar by Capstar Broadcasting in July 1997, all of Former GulfStar's then outstanding common stock and stock subscriptions were exchanged for Capstar Broadcasting common stock and stock subscriptions.

10. STOCK OPTIONS:

     In June 1997, Capstar Broadcasting adopted the 1997 Stock Option Plan (the "Plan") providing for the granting of options to purchase shares of Capstar Broadcasting's common stock to the Company's key employees and eligible non-employees, as defined by the Plan and determined by Capstar Broadcasting's Board Directors. The Plan replaced the prior stock option plan. Capstar Broadcasting applies APB Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which, if adopted by Capstar Broadcasting, would change the methods Capstar Broadcasting applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and Capstar Broadcasting has decided not to elect these provisions of SFAS No.
123. However, pro forma disclosures as if Capstar Broadcasting adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

     As of December 31, 1997, an aggregate of 22,000,000 shares was approved for issuance under the Plan. The Plan provides for the issuance of both Incentive Stock Options ("ISOs") as well as options not qualifying

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

as ISOs within the meaning of the Internal Revenue Code of 1986, as amended. At the time of the grant, Capstar Broadcasting's Board of Directors determines the exercise price and vesting schedules. Under the terms of the Plan, the option price per share of ISOs to a person who, at the time such ISO is granted, owns shares of Capstar Broadcasting or any Related Entity, which possess more than 10% of the total combined voting power of all classes of shares of Capstar Broadcasting or of any related entity, the option exercise price shall not be less than 110% of the fair market value per share of common stock at the date the option is granted. Options may not be granted with a term beyond June 2007. Generally, 20% of each option is exercisable one year after the grant and an additional 1/60th becomes exercisable each month thereafter.

     A summary of the status of Capstar Broadcasting's option activity under the Plan and related information follows:

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                                   1996                     1997
                                          ----------------------   -----------------------
                                                       WEIGHTED-                 WEIGHTED-
                                                        AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE
                                            SHARES       PRICE       SHARES        PRICE
                                          ----------   ---------   -----------   ---------
Outstanding at beginning of year........          --     $  --       3,737,430     $1.00
Granted.................................   3,737,430      1.00      14,073,839      1.24
Exercised...............................          --        --              --        --
Expired.................................          --        --       1,072,248      1.03
                                          ----------     -----     -----------     -----
Outstanding at end of year..............   3,737,430     $1.00      16,739,021     $1.20
                                          ==========               ===========
Options exercisable at end of year......          --                   922,043
                                          ==========               ===========
Weighted-average grant-date fair value
  of options granted....................  $      .16               $       .34
                                          ==========               ===========

     As required by SFAS No. 123, pro forma information regarding net loss has been determined as if Capstar Broadcasting had accounted for its stock options under the fair value method. The fair value for these options was estimated as of the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively; risk free interest rates of 5.84% and 6.16%; no dividend; and weighted-average expected lives of the options of three and five years.

     The minimum value option valuation model with a near zero volatility results in an option value similar to the option value that would result from using the Black-Scholes option valuation model with a near zero volatility. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models, in general, require the input of highly subjective assumptions, including the expected stock price volatility. Because Capstar Broadcasting's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The impact on the pro forma results which follow may not be representative of compensation expense in future years when the effect of the amortization of multiple awards may be reflected in the amounts. Had Capstar Broadcasting adopted the cost provision of SFAS No. 123 and allocated these

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

costs to the Company, the Company's net loss for 1996 and 1997 would approximate the pro forma amounts below:

                                                 YEAR ENDED DECEMBER 31,
                                                 ------------------------
                                                    1996          1997
                                                 ----------    ----------
Net loss:
  As reported..................................   $ 11,957      $ 39,661
  Pro forma....................................     12,158        40,893

     The following table summarizes information about Capstar Broadcasting's options outstanding at December 31, 1997:

                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
  --------------------------------------------------------------------    ------------------------
                                                WEIGHTED-                    NUMBER
                                 NUMBER          AVERAGE      WEIGHTED    EXERCISABLE     WEIGHTED
   RANGE OF                  OUTSTANDING AT     REMAINING     AVERAGE          AT         AVERAGE
   EXERCISE                   DECEMBER 31,     CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
    PRICES                        1997            LIFE         PRICE          1997         PRICE
  -----------                --------------    -----------    --------    ------------    --------
  $ .71-$ .71..............       465,675(1)       4.2         $ .71             --        $  --
   1.00- 1.00..............      2,793,500         8.9          1.00        922,043         1.00
   1.10- 1.10..............      4,435,360         5.1          1.10             --           --
   1.33- 1.33..............      9,044,486         5.7          1.33             --           --
                               ----------          ---         -----        -------        -----
                               16,739,021          6.0         $1.20        922,043        $1.00
                               ==========                                   =======

---------------

(1) These options were assumed by Capstar Broadcasting as part of the merger with Former GulfStar and were accounted for as a portion of the acquisition of minority interest.

11. INCOME TAXES:

     All of the Company's revenues were generated in the United States. The components of the provision (benefit) for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995      1996        1997
                                                        ------    -------    --------
Current:
  Federal.............................................  $  999    $(1,112)   $    162
  State...............................................      98        243         316
Deferred:
  Federal.............................................     (59)       503     (11,440)
  State...............................................      (6)        44      (1,030)
                                                        ------    -------    --------
Total provision (benefit).............................  $1,032    $  (322)   $(11,992)
                                                        ======    =======    ========

     Approximately $707 and $1,473 of benefit for income taxes was allocated to an extraordinary loss on early extinguishment of debt in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1997, respectively. For purposes of the foregoing components of provision (benefit) for income taxes, such intra-period allocation is treated to have affected the deferred components.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes and extraordinary items for the following reasons:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995      1996        1997
                                                        ------    -------    --------
U.S. federal income tax at statutory rate.............  $  911    $(3,882)   $(17,237)
State income taxes, net of federal benefit............      61        189      (1,478)
Nondeductible compensation expense....................      --      1,847       3,325
Other items, primarily nondeductible expenses and
  deferred tax adjustments............................      60      1,524       3,398
                                                        ------    -------    --------
                                                        $1,032    $  (322)   $(11,992)
                                                        ======    =======    ========

     The net deferred tax liability consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Deferred tax liabilities:
  Property and equipment and intangible asset basis
     differences and related depreciation and
     amortization...........................................  $106,132    $197,753
Deferred tax assets:
  Miscellaneous.............................................     1,055       4,307
  Unamortized discount on long-term debt....................        54       8,150
  Net operating loss carryforwards..........................    22,974      32,351
                                                              --------    --------
          Total deferred tax assets.........................    24,083      44,808
  Valuation allowance for deferred tax assets...............    (1,559)     (7,205)
                                                              --------    --------
          Net deferred tax asset............................    22,524      37,603
                                                              --------    --------
          Net deferred tax liability........................  $ 83,608    $160,150
                                                              ========    ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company expects the majority of deferred tax assets at December 31, 1997 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $82,000, including approximately $69,500 acquired in connection with the acquisition of certain subsidiaries. The acquired net operating losses are SRLY to the acquired subsidiaries that generated the losses. If not previously utilized, net operating loss carryforwards expire at various dates from 1999 through 2012. Management considers that it is more likely than not that a portion of these loss carryforwards will not ultimately be realized, and has recorded a related valuation allowance as of December 31, 1997.

12. COMMITMENTS AND CONTINGENCIES:

  Employee Benefit Plan

     During 1997, the Company established a 401(k) Plan for the benefit of all eligible employees. Eligible participants under this plan are defined as all full-time employees with three months of service. All eligible

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

participants may elect to contribute a portion of their compensation to the plan subject to Internal Revenue Service limitations. The Company makes matching contributions to the plan at a rate of 25%, to an annual maximum of 6% of each participant's annual salary. Contribution expense under the plan was $300 for the year ended December 31, 1997.

  Leases

     The Company leases real property, office space, broadcasting and office equipment under various noncancelable operating leases. Certain of the Company's operating leases contain escalation clauses, renewal options and/or purchase options. Rent expense was approximately $290, $913 and $2,490 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Future minimum payments under noncancelable operating lease are as follows:

                                                   OPERATING
                                                    LEASES
                                                   ---------
1998.............................................  $   3,186
1999.............................................      2,745
2000.............................................      2,276
2001.............................................      1,819
2002.............................................      1,520
Thereafter.......................................      4,544
                                                   ---------
          Total minimum lease payments...........  $  16,090
                                                   =========

  Employment Agreements

     The Company has employment agreements with its executive officers and certain members of management, the terms of which expire at various times through December 2002. Such agreements provide for minimum salary levels, which may be adjusted from time to time, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1997, excluding bonuses, was approximately $5,870.

  Legal

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

  Impact of the Year 2000 Issue

     The Year 2000 Issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. Responsibility for Year 2000 compliance has been analyzed and testing is currently ongoing for many of the financial applications, individual work stations, and broadcasting systems. Preliminary tests on applications have proven them to be compliant, but further testing is warranted. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have a material impact on the financial position or the operations of the Company.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Other

     The Company is partially self-insured for employee medical insurance risks, subject to specific retention levels. Self-insurance costs are accrued based upon the aggregate of the estimated liability for reported claims and estimated liabilities for claims incurred but not reported. The Company has recorded approximately $183, $516 and $2,658 for self-insurance costs for the years ended December 31, 1995, 1996 and 1997, respectively.

13. RELATED PARTY TRANSACTIONS:

  Monitoring and Oversight Agreement

     The Company has entered into a monitoring and oversight agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"). Pursuant thereto, the Company has agreed to pay to Hicks Muse Partners an annual fee for ongoing financial oversight and monitoring services. The annual fee is adjustable upward or downward at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of the Company for the then-current fiscal year; provided, that such fee shall at no time be less that $100 per year.

     The Monitoring and Oversight Agreement makes available on an ongoing basis the resources of Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors.

  Financial Advisory Agreement

     The Company is a party to a financial advisory agreement (the "Financial Advisory Agreement") with Hicks Muse Partners. Pursuant to the Financial Advisory Agreement, Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the transaction value (as defined in the Financial Advisory Agreement) for each add-on transaction (as defined) in which the Company or any of its subsidiaries is involved.

     Pursuant to the Financial Advisory Agreement, Hicks Muse Partners provides investment banking, financial advisory and other similar services with respect to the add-on transactions in which the Company is involved. Such transactions require additional attention beyond that required to monitor and advise the Company on an ongoing basis and accordingly the Company pays separate financial advisory fees with respect to such matters in addition to those paid in connection with the Monitoring and Oversight Agreement. The services that have been and will continue to be provided by Hicks Muse Partners could not have otherwise been obtained by the Company without the addition of personnel or the engagement of outside professional advisors. The Company paid or accrued a financial advisory fee to Hicks Muse Partners in the amount of approximately $3,475 and $10,947 for the years ended December 31, 1996 and 1997, respectively.

  Former GulfStar

     On April 16, 1996, Former GulfStar acquired all of the outstanding capital stock of Sonance Communications, Inc. ("Sonance") in exchange for 542 shares of Former GulfStar's Class C common stock, 1,626 shares of Former GulfStar's Class A common stock and approximately $619 of cash. Total consideration for the acquisition, including acquisition costs, was approximately $1,065. The primary assets of Sonance were broadcasting properties. Liabilities of Sonance assumed by Former GulfStar in connection with the acquisition were approximately $7,627. The controlling stockholder of Former GulfStar is a family member of the controlling stockholder of Sonance. The majority stockholder of Former GulfStar, who is a family member of both the controlling stockholder of Former GulfStar and the controlling stockholder of Sonance, was also the majority stockholder of Sonance.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Former GulfStar recorded a charge of approximately $771 during 1996 in connection with the write-off of a receivable from an entity owned by a family member of the controlling stockholder of Former GulfStar. The charge is included in other expense in the accompanying consolidated statement of operations.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amount at December 31, 1996 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                        1996                     1997
                                                --------------------    ----------------------
                                                CARRYING      FAIR      CARRYING       FAIR
                                                 VALUE       VALUE        VALUE        VALUE
                                                --------    --------    ---------    ---------
Long-term debt -- 1997 Capstar Partners, and
  1997 and 1995 Capstar Radio Notes...........  $(76,672)   $(76,672)   $(446,044)   $(494,596)
Interest rate swap............................        --          --           --         (320)
Redeemable preferred stock....................        --          --     (101,493)    (116,000)

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and short-term debt, and accounts receivable and payable: the carrying amount approximates fair value because of the short maturity of these instruments.

          Long-term debt: The fair value of the Company's 1997 Capstar Partners and 1997 and 1995 Capstar Radio Notes are based on quoted market prices. As amounts outstanding under the Company's Credit Facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

          Interest rate swaps: The fair value of the interest rate swap is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or canceled by the broker.

          Redeemable preferred stock of Former GulfStar: The fair value is estimated based on quoted market prices.

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              ------      ------      -------
Cash paid during the period for:
  Interest..................................................  $1,394      $8,392      $25,388
  Income taxes..............................................     200         999          230
Noncash investing and financing activities:
  Financed property and equipment purchases.................      --          89        2,537
  Book value of assets exchanged in connection with
     broadcast property acquisition.........................      --         471           --
  Dividends and accretion on preferred stock................       8       1,350        7,071
  Notes receivable and accrued interest taken in connection
     with subscribed stock..................................     333       1,757        1,896
  Redemption of preferred stock by Company's parent.........      --          --       29,358
  Noncash dividends on common stock.........................      --          --       14,501
  Financed or accrued acquisition costs.....................     542       6,569        7,095

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. SUBSEQUENT EVENT:

     Pursuant to a merger agreement, dated August 24, 1997, between certain affiliates of Capstar Partners' parent and SFX Broadcasting, Inc. ("SFX"), Capstar Broadcasting may acquire SFX for a total cash cost to Capstar Broadcasting of the merger, related repayment of SFX's existing indebtedness and redemption of SFX's preferred stock of approximately $2.1 billion, if completed by May 31, 1998. Upon consummation of the merger, SFX and its subsidiaries will own and operate or provide services to or have the right to acquire 85 radio stations (65 FM and 20 AM) in 28 markets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capstar Radio Broadcasting Partners, Inc.

     We have audited the accompanying consolidated balance sheets of Capstar Radio Broadcasting Partners, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstar Radio Broadcasting Partners, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As described in Note 1, in July 1997, the Company's parent was merged with GulfStar Communications, Inc. The exchange of shares between these entities under common control has been accounted for in a manner similar to a pooling-of-interests. The accompanying consolidated financial statements of the Company have been restated for all periods presented to give retroactive effect to the merger and to reflect the application of "push-down" accounting for the new basis of the purchased assets and assumed liabilities in connection with Capstar Broadcasting Partners' acquisition of Capstar Radio Broadcasting Partners on October 16, 1996.

                                            COOPERS & LYBRAND L.L.P.

Austin, Texas
March 26, 1998

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
                                                              (RESTATED)
Current assets:
  Cash and cash equivalents.................................   $  9,161    $   70,719
  Accounts receivable, net of allowance for doubtful
     accounts of $1,167 and
     $2,889, respectively...................................     17,249        40,350
  Refundable income taxes...................................      1,112            --
  Prepaid expenses and other current assets.................        600         3,699
                                                               --------    ----------
          Total current assets..............................     28,122       114,768
  Property and equipment, net...............................     28,962       105,505
  Intangibles and other, net................................    339,276       873,544
  Other non-current assets..................................      3,282         3,055
                                                               --------    ----------
          Total assets......................................   $399,642    $1,096,872
                                                               ========    ==========
                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $  3,936    $    1,388
  Accounts payable..........................................      4,688        10,770
  Accrued liabilities.......................................      4,158        15,977
  Income taxes payable......................................         --         2,417
                                                               --------    ----------
     Total current liabilities..............................     12,782        30,552
  Long-term debt, net of current portion....................    152,234       426,192
  Due to parent.............................................         --        11,580
  Deferred income taxes.....................................     83,608       167,233
                                                               --------    ----------
          Total liabilities.................................    248,624       635,557
                                                               --------    ----------
Commitments and contingencies (Note 12)
Redeemable preferred stock, $.01 par value, 507,500 shares
  authorized, issued and outstanding, aggregate liquidation
  preference of $27,053 in 1996.............................     23,098            --
Stockholder's equity:
  CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
     Common Stock, $.01 par value, 350,000,000 and
      500,000,000 shares authorized; 106,757,000 and
      475,874,792 shares issued and outstanding,
      respectively..........................................      1,068         4,759
     Additional paid-in capital.............................    125,110       491,085
  GULFSTAR COMMUNICATIONS, INC.:
     Common stock, voting, $.01 par value, 100,000 shares
      authorized, 10,986 shares issued and outstanding in
      1996..................................................          1            --
     Common stock, Class A, nonvoting, $.01 par value,
      60,000 shares authorized, 49,033 shares issued and
      outstanding in 1996...................................          1            --
     Common stock, Class B, nonvoting, $.01 par value,
      10,000 shares authorized, no shares issued and
      outstanding...........................................         --            --
     Common stock, Class C, voting, $.01 par value, 100,000
      shares authorized, 3,172 shares issued and outstanding
      in 1996...............................................          1            --
     Additional paid-in capital.............................     11,869            --
     Stock subscriptions receivable.........................     (2,090)           --
     Unearned compensation..................................     (1,518)           --
  ACCUMULATED DEFICIT.......................................     (6,522)      (34,529)
                                                               --------    ----------
          Total stockholder's equity........................    127,920       461,315
                                                               --------    ----------
          Total liabilities and stockholder's equity........   $399,642    $1,096,872
                                                               ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1996       1997
                                                              -------   --------   --------
                                                                  (RESTATED)
Gross broadcast revenue.....................................  $17,322   $ 47,200   $189,820
Less: agency commissions....................................   (1,525)    (4,334)   (14,375)
                                                              -------   --------   --------
  Net broadcast revenue.....................................   15,797     42,866    175,445
                                                              -------   --------   --------
Operating expenses:
  Programming, technical and news...........................    2,874      9,313     43,073
  Sales and promotion.......................................    4,638     12,808     48,156
  General and administrative................................    4,225      8,360     30,906
  Corporate expenses........................................      513      2,300     14,221
  Corporate expenses -- noncash compensation................       --      6,176     10,575
  Depreciation and amortization.............................    1,134      4,137     26,285
                                                              -------   --------   --------
  Operating income (loss)...................................    2,413       (228)     2,229
Other income (expense):
  Interest expense..........................................   (4,078)    (7,064)   (30,559)
  Interest income...........................................    1,932         34      3,453
  Gain (loss) on sale of broadcasting property..............    2,389         --       (908)
  Other.....................................................      (54)      (929)    (4,729)
                                                              -------   --------   --------
Income (loss) before provision (benefit) for income taxes
  and extraordinary item....................................    2,602     (8,187)   (30,514)
Provision (benefit) for income taxes........................    1,032       (323)    (4,910)
                                                              -------   --------   --------
Income (loss) before extraordinary item.....................    1,570     (7,864)   (25,604)
Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $707 and $1,473, respectively.......       --     (1,188)    (2,403)
                                                              -------   --------   --------
  Net income (loss).........................................    1,570     (9,052)   (28,007)
Dividends, accretion and redemption of preferred stocks.....       (8)    (1,350)    (7,071)
                                                              -------   --------   --------
  Net income (loss) attributable to common stock............  $ 1,562   $(10,402)  $(35,078)
                                                              =======   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        GULFSTAR COMMUNICATIONS, INC.
                                                 ---------------------------------------------------------------------------

                                                                             CLASS A               CLASS B          CLASS C
                                                    COMMON STOCK          COMMON STOCK          COMMON STOCK       COMMON STOCK
                                                 -------------------   -------------------   -------------------   ---------
                                                 NUMBER OF     PAR     NUMBER OF     PAR     NUMBER OF     PAR     NUMBER OF
                                                  SHARES      VALUE     SHARES      VALUE     SHARES      VALUE     SHARES
                                                 ---------   -------   ---------   -------   ---------   -------   ---------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1995 (Restated)..........    10,000          1     40,000    $     1         --    $    --         --
 Shares of Class A Common stock contributed to
   the company by a stockholder................        --         --     (2,500)        --         --         --         --
 Issuance of voting Common stock...............  151.....         --         --         --         --         --         --
 Issuance of Class B Common stock..............        --         --         --         --      6,081         --         --
 Accrued interest on Stock subscriptions
   receivable..................................  -- .....         --         --         --         --         --         --
 Dividends on Redeemable preferred stock.......        --         --         --         --         --         --         --
 Net income....................................        --         --         --         --         --         --         --
                                                  -------    -------    -------    -------    -------    -------    -------
Balance at December 31, 1995...................    10,151          1     37,500          1      6,081         --         --
 Issuance of Common stock......................     4,504         --         --         --         --         --         --
 Issuance of Class A Common stock..............        --         --      1,626         --         --         --         --
 Issuance of Class B Common stock..............        --         --         --         --        157         --         --
 Issuance of Class C Common stock..............        --         --         --         --         --         --      3,172
 Conversion of Common stock to Class A Common
   stock.......................................   (10,151)        --     10,151         --         --         --         --
 Conversion of Class A and B Common stock to
   Common stock................................     6,482         --       (244)        --     (6,238)        --         --
 Issuance of warrants..........................  -- .....         --         --         --         --         --         --
 Accrued interest on Stock subscriptions
   receivable..................................        --         --         --         --         --         --         --
 Dividends and accretion on Redeemable
   preferred stock.............................        --         --         --         --         --         --         --
 Unearned compensation-stock issued for
   nonrecourse notes...........................        --         --         --         --         --         --         --
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
Balance at October 17, 1996....................        --         --         --         --         --         --         --
 Net loss......................................        --         --         --         --         --         --         --
                                                  -------    -------    -------    -------    -------    -------    -------
Balance at December 31, 1996...................    10,986          1     49,033          1         --         --      3,172
GULFSTAR COMMUNICATIONS, INC.:
 Issuance of Common stock......................       356         --         --         --         --         --         --
 Conversion of Class A Common stock to Class C
   Common stock................................        --         --    (39,033)        --         --         --     39,033
 Conversion of Class C Common stock to Class A
   Common stock................................        --         --     10,102         --         --         --    (10,102)
 Dividends and accretion on Redeemable
   preferred stock.............................        --         --         --         --         --         --         --
 Accrued interest on Stock subscriptions
   receivable..................................        --         --         --         --         --         --         --
 Payments received on Stock subscriptions
   receivable..................................        --         --         --         --         --         --         --
 Compensation expense..........................        --         --         --         --         --         --         --
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
 Issuances of Common stock.....................        --         --         --         --         --         --         --
 Equity contribution from Parent...............        --         --         --         --         --         --         --
 Compensation expense..........................        --         --         --         --         --         --         --
 Issuance of shares in connection with
   merger......................................   (11,342)        (1)   (20,102)        (1)        --         --    (32,103)
 Redemption of Redeemable preferred stock by
   Parent......................................        --         --         --         --         --         --         --
 Dividends.....................................        --         --         --         --         --         --         --
 Net loss......................................        --         --         --         --         --         --         --
                                                  -------    -------    -------    -------    -------    -------    -------
Balance at December 31, 1997...................        --    $    --         --    $    --         --    $    --         --
                                                  =======    =======    =======    =======    =======    =======    =======


                                                                GULFSTAR COMMUNICATIONS, INC.
                                                    ------------------------------------------------------

                                                      CLASS C
                                                    COMMON STOCK
                                                    ------------ ADDITIONAL       STOCK
                                                         PAR      PAID-IN     SUBSCRIPTIONS     UNEARNED
                                                        VALUE     CAPITAL      RECEIVABLE     COMPENSATION
                                                       -------   ----------   -------------   ------------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1995 (Restated)..........        $    --    $    --        $    --        $    --
 Shares of Class A Common stock contributed to
   the company by a stockholder................             --         --             --             --
 Issuance of voting Common stock...............             --          9             (4)            --
 Issuance of Class B Common stock..............             --        331           (304)            --
 Accrued interest on Stock subscriptions
   receivable..................................             --         25            (25)            --
 Dividends on Redeemable preferred stock.......             --         --             --             --
 Net income....................................             --         --             --             --
                                                       -------    -------        -------        -------
Balance at December 31, 1995...................             --        365           (333)            --
 Issuance of Common stock......................             --      1,378         (1,390)            --
 Issuance of Class A Common stock..............             --        184             --             --
 Issuance of Class B Common stock..............             --         31             --             --
 Issuance of Class C Common stock..............              1        358           (298)            --
 Conversion of Common stock to Class A Common
   stock.......................................             --         --             --             --
 Conversion of Class A and B Common stock to
   Common stock................................             --         --             --             --
 Issuance of warrants..........................             --      3,884             --             --
 Accrued interest on Stock subscriptions
   receivable..................................             --         69            (69)            --
 Dividends and accretion on Redeemable
   preferred stock.............................             --     (1,350)            --             --
 Unearned compensation-stock issued for
   nonrecourse notes...........................             --      6,950             --         (1,518)
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
Balance at October 17, 1996....................             --         --             --             --
 Net loss......................................             --         --             --             --
                                                       -------    -------        -------        -------
Balance at December 31, 1996...................              1     11,869         (2,090)        (1,518)
GULFSTAR COMMUNICATIONS, INC.:
 Issuance of Common stock......................             --        300           (300)            --
 Conversion of Class A Common stock to Class C
   Common stock................................             --         --             --             --
 Conversion of Class C Common stock to Class A
   Common stock................................             --         --             --             --
 Dividends and accretion on Redeemable
   preferred stock.............................             --     (1,693)            --             --
 Accrued interest on Stock subscriptions
   receivable..................................             --        131           (131)            --
 Payments received on Stock subscriptions
   receivable..................................             --         --             36             --
 Compensation expense..........................             --      7,232             --          1,518
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
 Issuances of Common stock.....................             --         --             --             --
 Equity contribution from Parent...............             --         --             --             --
 Compensation expense..........................             --         --             --             --
 Issuance of shares in connection with
   merger......................................             (1)   (12,461)         2,485             --
 Redemption of Redeemable preferred stock by
   Parent......................................             --     (5,378)            --             --
 Dividends.....................................             --         --             --             --
 Net loss......................................             --         --             --             --
                                                       -------    -------        -------        -------
Balance at December 31, 1997...................        $    --    $    --        $    --        $    --
                                                       =======    =======        =======        =======

                                                           CAPSTAR RADIO
                                                    BROADCASTING PARTNERS, INC.
                                                 ----------------------------------
                                                            COMMON STOCK
                                                 ----------------------------------
                                                                                        RETAINED
                                                                         ADDITIONAL     EARNINGS         TOTAL
                                                  NUMBER OF      PAR      PAID-IN     (ACCUMULATED   STOCKHOLDER'S
                                                   SHARES       VALUE     CAPITAL       DEFICIT)        EQUITY
                                                 -----------   -------   ----------   ------------   -------------
GULFSTAR COMMUNICATIONS, INC.:
Balance at January 1, 1995 (Restated)..........           --        --          --      $    968       $    970
 Shares of Class A Common stock contributed to
   the company by a stockholder................           --        --          --            --             --
 Issuance of voting Common stock...............           --        --          --            --              5
 Issuance of Class B Common stock..............           --        --          --            --             27
 Accrued interest on Stock subscriptions
   receivable..................................           --        --          --            --             --
 Dividends on Redeemable preferred stock.......           --        --          --            (8)            (8)
 Net income....................................           --        --          --         1,570          1,570
                                                 -----------   -------    --------      --------       --------
Balance at December 31, 1995...................           --        --          --         2,530          2,564
 Issuance of Common stock......................           --        --          --            --            (12)
 Issuance of Class A Common stock..............           --        --          --            --            184
 Issuance of Class B Common stock..............           --        --          --            --             31
 Issuance of Class C Common stock..............           --        --          --            --             61
 Conversion of Common stock to Class A Common
   stock.......................................           --        --          --            --             --
 Conversion of Class A and B Common stock to
   Common stock................................           --        --          --            --             --
 Issuance of warrants..........................           --        --          --            --          3,884
 Accrued interest on Stock subscriptions
   receivable..................................           --        --          --            --             --
 Dividends and accretion on Redeemable
   preferred stock.............................           --        --          --            --         (1,350)
 Unearned compensation-stock issued for
   nonrecourse notes...........................           --        --          --            --          5,432
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
Balance at October 17, 1996....................  106,757,000     1,068     125,110            --        126,178
 Net loss......................................           --        --          --        (9,052)        (9,052)
                                                 -----------   -------    --------      --------       --------
Balance at December 31, 1996...................  106,757,000     1,068     125,110        (6,522)       127,920
GULFSTAR COMMUNICATIONS, INC.:
 Issuance of Common stock......................           --        --          --            --             --
 Conversion of Class A Common stock to Class C
   Common stock................................           --        --          --            --             --
 Conversion of Class C Common stock to Class A
   Common stock................................           --        --          --            --             --
 Dividends and accretion on Redeemable
   preferred stock.............................           --        --          --            --         (1,693)
 Accrued interest on Stock subscriptions
   receivable..................................           --        --          --            --             --
 Payments received on Stock subscriptions
   receivable..................................           --        --          --            --             36
 Compensation expense..........................           --        --          --            --          8,750
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
 Issuances of Common stock.....................  284,155,386     2,841     342,173            --        345,014
 Equity contribution from Parent...............           --        --      39,233            --         39,233
 Compensation expense..........................           --        --       1,825            --          1,825
 Issuance of shares in connection with
   merger......................................   84,962,406       850      40,572            --         31,443
 Redemption of Redeemable preferred stock by
   Parent......................................           --        --          --            --         (5,378)
 Dividends.....................................           --        --     (57,828)           --        (57,828)
 Net loss......................................           --        --          --       (28,007)       (28,007)
                                                 -----------   -------    --------      --------       --------
Balance at December 31, 1997...................  475,874,792   $ 4,759    $491,085      $(34,529)      $461,315
                                                 ===========   =======    ========      ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1995        1996         1997
                                                           --------    ---------    ---------
                                                                (RESTATED)
Cash flows from operating activities:
  Net income (loss)......................................  $  1,570    $  (9,052)   $ (28,007)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Loss on early extinguishment of debt................        --        1,188        2,403
     Depreciation and amortization.......................     1,134        4,137       26,285
     Noncash interest....................................       323        2,626        4,735
     Deferred income taxes...............................       (65)         546       (5,388)
     Noncash compensation expense........................        --        6,176       10,575
     Allocated expenses from parent......................        --           --        7,075
     Write-off of pending acquisition costs..............        --          105           --
     Provision for uncollectible accounts receivable.....       195          661        2,044
     (Gain) loss on sale of broadcasting property........    (2,389)          --          908
  Changes in assets and liabilities, net of effects of
     acquisitions:
       Accounts receivable...............................    (1,690)      (5,331)     (12,029)
       Prepaid expenses and other current assets.........       159         (784)         837
       Accounts payable and accrued liabilities..........     2,021       (1,662)         253
       Income taxes payable..............................         1           --        2,417
                                                           --------    ---------    ---------
          Net cash provided by (used in) operating
            activities...................................     1,259       (1,390)      12,108
                                                           --------    ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of broadcasting property ...........     3,650           --       35,932
  Purchase of property and equipment.....................      (495)      (2,115)      (9,051)
  Payments for acquisitions, net of cash acquired........   (20,227)    (149,612)    (495,775)
  Payments for pending acquisitions......................    (1,968)      (1,542)      (6,840)
  Other investing activities, net........................      (608)        (198)        (822)
                                                           --------    ---------    ---------
          Net cash used in investing activities..........   (19,648)    (153,467)    (476,556)
                                                           --------    ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............        --           --      199,212
  Proceeds from credit facilities........................    36,146       29,647      207,406
  Net proceeds from issuance of common stock.............        31      125,434      308,934
  Net proceeds from issuance of preferred stock..........        --       20,979           --
  Net proceeds from issuance of warrants.................        --        3,884           --
  Redemption of preferred stock..........................        --           --         (811)
  Repayment of long-term debt............................   (17,584)     (13,210)    (165,249)
  Payments of financing related costs....................      (897)      (2,936)     (16,614)
  Advances from parent...................................        --           --        2,238
  Dividends paid.........................................        --           --       (9,110)
                                                           --------    ---------    ---------
  Net cash provided by financing activities..............    17,696      163,798      526,006
                                                           --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.....      (693)       8,941       61,558
Cash and cash equivalents at beginning of period.........       913          220        9,161
                                                           --------    ---------    ---------
Cash and cash equivalents at end of period...............  $    220    $   9,161    $  70,719
                                                           ========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION AND BUSINESS:

     On October 16, 1996, Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") was acquired pursuant to a merger agreement dated June 21, 1996 with Capstar Broadcasting Partners, Inc. ("Capstar Partners"), a holding company controlled by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM Fund III").

     In June 1997, Capstar Broadcasting Corporation ("Capstar Broadcasting"), a holding company controlled by HM Fund III, acquired all of the issued and outstanding common stock of Capstar Partners in exchange for shares of its common stock.

     In July 1997, Capstar Broadcasting, through a wholly owned subsidiary, was merged with GulfStar Communications, Inc. ("Former GulfStar"), a company controlled by the general partner of HM Fund III. The acquisition was effected through a merger of Former GulfStar with and into a newly formed wholly owned subsidiary of Capstar Broadcasting, with this subsidiary designated as the surviving corporation. Pursuant to the merger agreement, each share of Former GulfStar's common stock was converted into the right to receive shares of Capstar Broadcasting, subject to a conversion ratio calculated based on the relative value of Capstar Broadcasting and Former GulfStar, principally determined by utilizing projected broadcast cash flows for the year ending December 31, 1998. Concurrently with the merger: (i) the surviving corporation was renamed GulfStar Communications, Inc. ("GulfStar"), (ii) Capstar Broadcasting exchanged its shares of GulfStar for additional shares of Capstar Partners (iii) Capstar Partners exchanged its shares of GulfStar for additional shares of Capstar Radio. As a result of the merger and its related transactions, GulfStar became a wholly owned indirect subsidiary of Capstar Broadcasting. Due to the fact that Capstar Broadcasting and GulfStar were under common control, the transfer of the assets and liabilities of GulfStar has been accounted for at historical cost in a manner similar to a pooling-of-interests except that the acquisition by Capstar Broadcasting of the minority interest of Former GulfStar has been accounted for by the purchase method. The accompanying consolidated financial statements have been restated for all periods presented to give retroactive effect to the merger and present the combined consolidated results of operations for the periods that Capstar Radio and its wholly owned subsidiaries and Former GulfStar were under common control. The accompanying restated consolidated financial statements are comprised of the combined historical consolidated financial statements of Former GulfStar, for all periods presented, and Capstar Radio and its wholly-owned subsidiaries, from the date of its acquisition by Capstar Partners on October 16, 1996 through December 31, 1997, (collectively, the "Company").

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Separate results of operations of the combining entities to the date of the merger are as follows:

                                                   YEAR ENDED DECEMBER 31,      SIX MONTHS
                                                   -----------------------    ENDED JUNE 30,
                                                     1995          1996            1997
                                                   ---------    ----------    --------------
                                                                               (UNAUDITED)
Net broadcast revenue:
  Capstar Radio..................................   $    --      $ 10,303        $ 41,862
  GulfStar.......................................    15,797        32,563          23,294
                                                    -------      --------        --------
                                                    $15,797      $ 42,866        $ 65,156
                                                    =======      ========        ========
Extraordinary item:
  Capstar Radio..................................   $    --      $     --        $    851
  GulfStar.......................................        --         1,188              --
                                                    -------      --------        --------
                                                    $    --      $  1,188        $    851
                                                    =======      ========        ========
Net income (loss):
  Capstar Radio..................................   $    --      $   (852)       $ (6,981)
  GulfStar.......................................     1,570        (8,200)         (8,842)
                                                    -------      --------        --------
                                                    $ 1,570      $ (9,052)       $(15,823)
                                                    =======      ========        ========

     The Company operates in a single industry segment, which segment encompasses the ownership and management of radio broadcast stations located in mid-sized markets throughout the United States. The Company generally defines mid-sized markets as those Metropolitan Statistical Areas ranked between 30 and
250. At December 31, 1997, the Company owned and operated, provided programming to or sold advertising on behalf of 124 FM stations and 59 AM stations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Separate financial statements of the Company's wholly owned subsidiaries have been omitted since all of such subsidiaries guarantee of the Company's 1995 Capstar Radio Notes and Credit Facility is on a full, unconditional and joint and several basis. (see Note 7)

  Recapitalization Transaction

     On February 20, 1997, Capstar Radio amended its Certificate of Incorporation to reflect a new capital structure consisting of 350,000,000 authorized shares of common stock, par value $.01 per share. Immediately upon the filing of the amendment, each previously issued share of Class A common stock, par value $.01 per share, and Class B common stock, par value $.01 per share, of Capstar Radio was converted into 106,757,000 shares of common stock. The accompanying consolidated financial statements have been adjusted retroactively for all periods presented. In June 1997, the Company amended its Certificate of Incorporation to increase its authorized shares to 500,000,000.

  Cash Equivalents

     For purposes of the accompanying consolidated statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Equipment under capital lease obligations is recorded at the lower of cost or fair market value at the inception of the lease. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Amortization of assets recorded under capital leases is included in depreciation expense.

  Intangible Assets

     FCC licenses and goodwill represent the excess of cost over the fair values of the identifiable tangible and other intangible net assets acquired. Other intangible assets comprise costs incurred for pending acquisitions, noncompete agreements, organization costs incurred in the incorporation of the Company, deferred financing costs and costs related to favorable tower and facility leases. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. Approximately $897, $2,936 and $16,614 of new financing costs were incurred for the years ended December 31, 1995, 1996 and 1997, respectively. Accumulated amortization related to deferred financing costs at December 31, 1996 and 1997 was approximately $13 and $569, respectively.

     The Company periodically evaluates intangible assets for potential impairment by analyzing the operating results, future cash flows on an undiscounted basis, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impact. At this time, in the opinion of management, no impairment has occurred.

  Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Stock Subscriptions Receivable

     Stock subscriptions receivable represent promissory notes issued in connection with the purchase of capital stock. Capital stock issued in connection with such promissory notes is reported as issued and outstanding and included in capital stock and additional paid-in capital in the accompanying consolidated financial statements in the amount of the related promissory note plus accrued interest. The promissory notes and related accrued interest receivable are classified as stock subscriptions receivable and included as a reduction of consolidated stockholder's equity.

  Revenue Recognition

     Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Advertising Costs

     The Company incurs various marketing and promotional costs to add and maintain listenership. These are expensed as incurred and totaled approximately $575, $2,668 and $5,731 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Local Marketing Agreements ("LMA")/Joint Sales Agreements ("JSA")

     From time to time, the Company enters into LMAs and JSAs, with respect to radio stations owned by third parties including radio stations that it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The agreements terminate upon the acquisition of the property. The fees are expensed as incurred. The Company classifies the LMA fees as interest expense to the extent interest is imputed based on the purchase price of the broadcast property. The Company accounts for payments received pursuant to LMAs of owned stations as net revenue to the extent that the payment received represents a reimbursement of the Company's ownership costs.

  Barter Transactions

     The Company barters unsold advertising time for products and services. Such transactions are recorded at the estimated fair value of the products or services received. Barter revenue is recorded when commercials are broadcast and related expenses are recorded when the bartered product or service is used.

  Concentration of Credit Risk

     It is the Company's policy to place its cash with high credit quality financial institutions, which, at times, may exceed federally insured limits. Management believes that credit risk in these deposits is minimal and has not experienced any losses in such accounts.

     The Company's revenue and accounts receivable primarily relates to advertising of products and services within the radio stations' broadcast areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit losses have been within management's expectations and adequate allowances for any uncollectible accounts receivables are maintained.

  Uncertainties and Use of Estimates and Assumptions

     The radio broadcasting industry is subject to federal regulation by the Federal Communications Commission. These governmental regulations and policies could change over time and there can be no assurance that such changes would not have a material impact upon the Company.

     The Company's pending acquisition, exchange and merger agreements are subject to various governmental approvals, including the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Federal Communications Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106.

     These pronouncements are effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

  Reclassifications

     Certain amounts in 1995 and 1996 have been reclassified to conform to the 1997 presentation.

3. ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES:

     During the years ended December 31, 1995, 1996 and 1997, the Company acquired numerous radio stations and related broadcasting property and equipment, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition. The acquisition activity was funded primarily through equity infusions by the Company's parent and long-term borrowings.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Acquisition activity during the periods is as follows:

               STATIONS ACQUIRED                  DATE OF ACQUISITION    PURCHASE OF       COST
               -----------------                  -------------------    -----------     --------
1995:
  1 AM and 1 FM.................................  November               Common stock    $  8,025
  1 AM and 1 FM.................................  November               Assets            11,908
  1 FM..........................................  November               Assets             1,586
                                                                                         --------
                                                                                         $ 21,519
                                                                                         ========
1996:
  2 AM and 6 FM.................................  April                  Common stock    $  1,065
  1 AM and 1 FM.................................  July                   Assets             4,038
  1 AM and 2 FM.................................  July                   Assets             6,305
  1 FM..........................................  July                   Assets               315
  1 FM..........................................  August                 Assets               728
  1 FM..........................................  August                 Assets             2,061
  1 FM..........................................  September              Assets             1,551
  1 FM..........................................  September              Assets             1,812
  12 AM and 18 FM...............................  October                Common stock     122,016
  3 AM and 4 FM.................................  October                Assets            12,600
  1 AM and 1 FM.................................  November               Assets             4,172
  1 FM..........................................  December               Assets             6,385
                                                                                         --------
                                                                                         $163,048
                                                                                         ========
1997:
  1 FM..........................................  January                Assets          $  2,490
  1 AM and 1 FM.................................  February               Assets             3,166
  1 AM and 3 FM.................................  February               Assets             6,292
  6 AM and 12 FM................................  February               Common stock     102,923
  2 FM..........................................  March                  Assets            11,471
  2 AM and 3 FM.................................  April                  Assets            12,038
  1 AM and 1 FM.................................  April                  Assets             1,308
  1 AM and 1 FM.................................  May                    Assets             3,456
  2 FM..........................................  May                    Common stock       4,967
  2 AM and 1 FM.................................  May                    Common stock      23,442
  1 AM and 4 FM.................................  July                   Assets             8,267
  5 AM and 6 FM.................................  July                   Assets            35,907
  1 FM..........................................  July                   Common stock       2,647
  1 AM and 1 FM.................................  August                 Assets             7,968
  10 AM and 20 FM...............................  August                 Assets           192,128
  1 FM..........................................  August                 Assets            10,024
  2 AM and 4 FM.................................  August                 Assets            41,662
  1 FM..........................................  September              Assets             1,648
  1 FM..........................................  September              Assets             3,374
  1 FM..........................................  October                Assets             3,409
  3 FM..........................................  October                Assets             5,789
  2 FM..........................................  October                Assets             2,539
  1 AM and 2 FM.................................  October                Assets            32,606
  1 FM..........................................  October                Assets             1,986
  2 AM and 4 FM.................................  November               Assets             7,160
                                                                                         --------
                                                                                          528,667
  Acquisition of GulfStar minority interest.....  July                   Stock             31,443
                                                                                         --------
                                                                                         $560,110
                                                                                         ========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The acquisitions are summarized in the aggregate by period as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                        1995        1996        1997
                                                       -------    --------    --------
Consideration:
  Cash and notes.....................................  $19,629    $153,050    $493,353
  Common stock (2,325 Former GulfStar shares and
     26,721,805 shares in 1996 and 1997,
     respectively)...................................       --         276      35,343
  Preferred stock (7,500 Former GulfStar shares).....      750          --          --
  Acquisition costs..................................    1,140       9,251      31,414
  Exchange of assets.................................       --         471          --
                                                       -------    --------    --------
          Total......................................  $21,519    $163,048    $560,110
                                                       =======    ========    ========
Assets acquired and liabilities assumed:
  Cash...............................................  $    --    $  6,120    $ 12,297
  Accounts receivable................................       29       9,020      14,657
  Prepaid expenses and other.........................      152         590       2,853
  Property and equipment.............................    3,353      23,471      76,050
  Intangible assets..................................   21,087     290,243     577,885
  Other assets.......................................       --         704       1,051
  Accounts payable...................................       --      (5,811)     (7,843)
  Accrued liabilities................................     (250)       (882)     (5,242)
  Long-term debt.....................................       --     (82,706)    (20,711)
  Capital lease obligations..........................      (44)       (127)       (465)
  Deferred income taxes..............................   (2,808)    (77,574)    (90,422)
                                                       -------    --------    --------
          Total......................................  $21,519    $163,048    $560,110
                                                       =======    ========    ========

     During the years ended December 31, 1995 and 1997, the Company sold or otherwise disposed of radio stations and related broadcasting property and equipment as follows:

           STATIONS DISPOSED              DATE OF DISPOSITION      SALE OF       SALES PRICE
           -----------------              -------------------      -------       -----------
1995:
  1 FM..................................  June                      Assets         $ 3,650
1997:
  1 AM and 2 FM.........................  April                     Assets          11,000
  1 AM and 1 FM.........................  September              Common stock          600
  1 FM..................................  September                 Assets          40,000
  1 AM..................................  November                  Assets             135

     The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 1996 and 1997 as if the acquisitions and dispositions completed as of December 31, 1997 had occurred at the beginning of 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    PRO FORMA
                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1996         1997
                                                              ---------    ---------
                                                                   (UNAUDITED)
Net broadcast revenue.......................................  $210,809     $221,189
Loss before extraordinary loss..............................   (33,572)     (28,936)
Net loss....................................................   (34,760)     (31,339)
Net loss attributable to common stock.......................   (36,110)     (38,410)

     Subsequent to December 31, 1997, the Company acquired 20 AM and 35 FM radio stations and related broadcast equipment through several acquisitions for aggregate consideration of approximately $299,141. The acquisitions were funded primarily through equity infusions by the Company's parent. The Company previously operated 2 of these stations under either LMA's or JSA's.

     In addition to the matter discussed in Note 16, the Company has entered into numerous agreements to acquire additional radio stations (9 AM and 24 FM) and related broadcast equipment for aggregate consideration of approximately $157,000. The Company currently operates 13 of the stations under either LMA's or JSA's.

     Subsequent to December 31, 1997, the Company disposed of 3 AM and 4 FM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $52,100. The carrying value of net assets to be sold related to these stations approximated the contract sales price.

     The Company has also entered into agreements for the disposition of 5 AM and 11 FM stations for aggregate consideration of approximately $96,900. The carrying value of net assets to be sold related to these stations approximated the contract sales price.

4. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                             DEPRECIABLE      DECEMBER 31,
                                              DEPRECIATION      LIFE       ------------------
                                                 METHOD        (YEARS)      1996       1997
                                              -------------  -----------   -------   --------
Buildings and improvements..................  Straight-line     5-20       $ 4,810   $ 16,819
Broadcasting and other equipment............  Straight-line     3-20        23,535     84,331
Equipment under capital lease obligations...  Straight-line      3-5           463      1,356
                                                                           -------   --------
                                                                            28,808    102,506
Accumulated depreciation and amortization...                                (3,421)   (10,211)
                                                                           -------   --------
                                                                            25,387     92,295
Land........................................                                 3,575     13,210
                                                                           -------   --------
                                                                           $28,962   $105,505
                                                                           =======   ========

     Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 was approximately $580, $1,531 and $8,017, respectively.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INTANGIBLES:

     Intangibles consists of the following:

                                                       AMORTIZABLE        DECEMBER 31,
                                     AMORTIZATION         LIFE        --------------------
                                        METHOD           (YEARS)        1996        1997
                                    ---------------    -----------    --------    --------
FCC licenses and goodwill.........    Straight-line         40        $337,479    $864,091
Noncompete agreements.............    Straight-line        1-3           1,422       6,115
Organization costs................    Straight-line          5             361       3,040
Deferred financing costs..........  Interest Method         --             230      12,967
Other.............................    Straight-line        3-5           1,081       6,700
                                                                      --------    --------
                                                                       340,573     892,913
Less accumulated amortization.....                                      (3,961)    (25,248)
                                                                      --------    --------
                                                                       336,612     867,665
Pending acquisition costs.........                                       2,664       5,879
                                                                      --------    --------
                                                                      $339,276    $873,544
                                                                      ========    ========

     Amortization expense of intangible assets for the years ended December 31, 1995, 1996 and 1997 was approximately $554, $2,606 and $18,268, respectively.

6. ACCRUED LIABILITIES:

     Accrued liabilities consists of the following:

                                                                  DECEMBER 31,
                                                               ------------------
                                                                1996       1997
                                                               -------    -------
Accrued compensation........................................   $   642    $ 4,221
Accrued acquisition costs...................................       954      5,284
Accrued interest............................................       997        960
Accrued commissions.........................................       873      2,403
Other.......................................................       692      3,109
                                                               -------    -------
                                                               $ 4,158    $15,977
                                                               =======    =======

7. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                               --------------------
                                                                 1996        1997
                                                               --------    --------
Credit Facility.............................................   $     --    $141,700
1997 Capstar Radio Notes, $200,000 principal, including
  unamortized discount of $762, due 2007....................         --     199,238
1995 Capstar Radio Notes, $76,808 principal, including
  unamortized discount of $3,008 at December 31, 1997, due
  2003......................................................     76,672      79,816
Former Credit Facility, bearing interest at 3.5% over
  LIBOR.....................................................     24,700          --
Reducing revolver loans, bearing variable interest (8.7% at
  December 31, 1996)........................................     53,794          --
Capital lease obligations and other notes payable at various
  interest rates............................................      1,004       6,826
                                                               --------    --------
                                                                156,170     427,580
Less current portion........................................     (3,936)     (1,388)
                                                               --------    --------
                                                               $152,234    $426,192
                                                               ========    ========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Credit Facility

     The Company entered into an amended and restated credit agreement with various banks in August 1997 (the "Credit Facility"). The Credit Facility consists of a $200 million revolving loan facility (the "Revolving Loans") and an additional $150 million of multiple advancing term loans (the "Term Loans"). The Credit Facility matures seven years from the initial borrowing date with the Revolving Loans then outstanding to be repaid in full on such date. Up to $75 million of the Revolving Loan commitment is available to the Company for the issuance of letters of credit.

     At any time on or after August 12, 1998 (the "Effective Date") and prior to December 31, 1998, the Company many request one or more of the banks to make Term Loans under the Credit Facility, up to an aggregate amount equal to $150 million in up to two advances with a minimum of $50 million for each such advance. The Term Loans are subject to scheduled annual principal repayments, payable in equal quarterly installments. The Term Loans mature on the seventh anniversary of the Effective Date of the Credit Facility. Term loans may not be reborrowed after payment.

     The Revolving Loans and the Term Loans bear interest at a rate based, at the option of the Company, on (i) a base rate defined as the higher of 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate or the administrative agent bank's prime lending rate, plus an incremental rate or (ii) the Eurodollar rate, plus an incremental rate. The weighted-average interest rates on Revolving Loans outstanding at December 31, 1996 (Former Credit Facility) and December 31, 1997 were 10.2% and 9.7%, based on prime rates, respectively. The company pays fees ranging from 0.375% to 0.50% per annum on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter end. In addition, the Company is required to pay letter of credit fees.

     The Credit Facility contains customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of the Company to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, make capital expenditures and enter new lines of business. The credit Facility limits the Company's ability to make additional acquisitions in excess of $100 million on an individual basis without the prior consent of a majority of the banks. Under the Credit Facility, the Company is also required to satisfy certain financial covenants, which require the Company to maintain specified financial ratios and to comply with certain financial tests, such as maximum leverage ratio, minimum consolidated EBITDA and minimum consolidated EBITDA to consolidated net cash interest expense.

     The Company has collateralized the Credit Facility by granting a first priority perfected pledge of the Company's assets, including, without limitation, the capital stock of its subsidiaries. Capstar Partners, Capstar Broadcasting and all of the direct and indirect subsidiaries of Capstar Partners (other than the Company) have guaranteed the Credit Facility and have collateralized their guarantees by granting a first priority perfected pledge of substantially all of their assets.

  1997 Capstar Radio Notes

     On June 17, 1997, the Company issued $200 million in aggregate principal amount of its 9 1/4% Senior Subordinated Notes due July 1, 2007. On September 16, 1997, the Company exchanged its 9 1/4% Senior Subordinated Notes due 2007 (the "1997 Capstar Radio Notes"), which were registered under the Securities Act, for all of the outstanding notes issued on June 17, 1997. The 1997 Capstar Radio Notes are general unsecured obligations of the Company and are subordinated to all senior indebtedness of the Company. The 1997 Capstar Radio Notes may be redeemed at anytime on or after July 1, 2002, in whole or in part, at the option of the Company at prices ranging from 104.625% at July 1, 2002 and declining to 100% on or after July 1, 2005, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2001, the Company

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

may redeem up to 25% of the original aggregate principal amount of the 1997 Capstar Radio Notes at a redemption price of 109.25% plus accrued and unpaid interest with net proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change of control (as defined in the 1997 Capstar Radio Notes indenture), the holders of the 1997 Capstar Radio Notes have the right to require the Company to purchase all or a portion of the 1997 Capstar Radio Notes at a price equal to 101% plus accrued and unpaid interest. The 1997 Capstar Radio Notes indenture contains limitations on incurrence of additional indebtedness, issuance of preferred stock of subsidiaries and restricted payments, as well as other restrictive covenants.

  1995 Capstar Radio Notes

     The 1995 Capstar Radio Notes in the aggregate principal amount of $76,808 bear interest at a rate of 7 1/2% per annum through May 1, 1998 and 13 1/4% per annum through maturity on May 1, 2003, resulting in an effective interest rate of approximately 12.1% per annum. The 1995 Capstar Radio Notes are general unsecured obligations of the Company, subordinated to all senior indebtedness of the Company, and are guaranteed on a senior subordinated basis, jointly and severally, by all of the Company's subsidiaries. The subsidiary guarantors are wholly owned subsidiaries of the Company. The Company may redeem the 1995 Capstar Radio Notes, in whole or in part, at any time on or after May 1, 1999 at prices ranging from 107.5% at May 1, 1999 and declining to 100% after May 1, 2002, plus in each case accrued and unpaid interest. In addition, prior to May 1, 1998, the company may redeem in the aggregate up to one third of the original principal amount of the 1995 Capstar Radio Notes at a price equal to 108% of the accreted value, plus accrued and unpaid interest, out of the proceeds of one or more public equity offerings. Upon the occurrence of a change in control (as defined in the 1995 Capstar Radio Notes indenture), the Company will be required to make an offer to purchase the outstanding 1995 Capstar Radio Notes at a price equal to 101% of their accreted value, plus accrued and unpaid interest. The 1995 Capstar Radio Notes indenture contains limitations of additional indebtedness and restricted payments, as well as other restrictive covenants.

     During 1996, the Company significantly modified the terms of its existing reducing revolver loans and accelerated the maturity date from March 31, 2003 to December 31, 1996. In connection with this modification, the Company recognized an extraordinary charge in the accompanying consolidated statement of operations for 1996 relating to the write off of approximately $1,895 ($1,188, net of income tax benefit) of unamortized deferred financing costs.

     The scheduled maturities of the Company's outstanding long-term debt at December 31, 1997 for each of the next five years and thereafter are as follows:


1998..............................................  $  1,388
1999..............................................     2,658
2000..............................................       819
2001..............................................       400
2002..............................................     1,215
Thereafter........................................   421,100
                                                    --------
                                                    $427,580
                                                    ========

8. REDEEMABLE PREFERRED STOCK-GULFSTAR:

     In connection with issuance of its 12% redeemable preferred shares, Former GulfStar granted, to the holders of the preferred shares, warrants for the purchase of 8,098 shares of Former GulfStar's common stock at a rate of $.01 per share.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Of the proceeds received from issuance of the preferred shares, $3,884 was assigned to the warrants and credited to additional paid-in capital in the accompanying consolidated financial statements. Such value is being accreted to redeemable preferred stock using the interest method over the period from issuance to mandatory redemption. These warrants were exercised in 1997 in connection with the GulfStar merger.

     In conjunction with the merger of GulfStar into a direct subsidiary of Capstar Broadcasting in July 1997, the Company redeemed all of the outstanding shares of redeemable preferred stock of GulfStar. The liquidation value as of the date of redemption was approximately $29 million, which included $2,817 in accumulated dividends. The redemption resulted in a charge to additional paid-in capital of $5,378, for the amount that the liquidation value exceeded the carrying value.

9. NONCASH COMPENSATION EXPENSE:

  Warrants

     During 1996 and 1997, Capstar Partners issued warrants (which were assumed by Capstar Broadcasting) and Capstar Broadcasting issued warrants to the Company's Chief Executive Officer pursuant to the terms of a stockholder's agreement executed on October 16, 1996 between Capstar Partners (assumed by Capstar Broadcasting), the Company's Chief Executive Officer and Capstar Broadcasting's principal stockholder. Under the terms of the agreement, upon the sale of additional shares of Capstar Broadcasting common stock to its principal stockholder, the Company's Chief Executive Officer is entitled to receive, for no additional consideration, warrants entitling him to purchase additional shares of Capstar Broadcasting common stock (Class C). The warrants were issued at an exercise price equal to the fair market value of the underlying stock at the date of issue, increased at an annual rate of 8% per year. The warrants expire ten years from the date of issue. Certain of the warrants can be exercised at any time prior to the expiration date. The remaining warrants cannot be exercised prior to the date upon which distributions (cash or marketable securities) have been made to Capstar Broadcasting's principal stockholder equal to an internal rate of return of at least 30 percent on each investment (the "Triggering Event"). Following is a summary of the warrants issued in connection with this agreement.

                                                             NUMBER OF SHARES
                                                      ------------------------------
                                 EXERCISE PRICE                        EXERCISABLE       PRINCIPAL
                                   PER SHARE                         UPON TRIGGERING    STOCKHOLDER
        DATE ISSUED           (EXCLUDING INTEREST)    EXERCISABLE         EVENT         INVESTMENT
        -----------           --------------------    -----------    ---------------    -----------
October 16, 1996............         $1.00               7,444            1,860           $90,000
February 20, 1997...........          1.10               2,042              511            34,800
July 8, 1997................          1.33                 988            2,243            75,000
                                                        ------            -----
                                                        10,474            4,614
                                                        ======            =====

     Capstar Broadcasting has accounted for these warrants as variable in accordance with Accounting Principles Board ("APB") Opinion No. 25 and recognized noncash compensation expense of approximately $744 and $1,825 in 1996 and 1997, respectively. The expense has been allocated to the Company and recorded as a charge to expense and payable to the parent.

     During 1998 Capstar Broadcasting's principal shareholder contributed additional equity totaling $550,000. At this time, Capstar Broadcasting has not issued additional warrants for this contribution.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Stock Subscriptions

     Former GulfStar has issued 1,101 and 7,134 shares of common stock in 1995 and 1996, respectively, for prices ranging from $28 to $309 per share. In each case, Former GulfStar received recourse and non-recourse notes for 25% and 75% of the purchase price, respectively.

     Former GulfStar has applied APB Opinion No. 25 in accounting for the stock issued for non-recourse notes. The compensation cost charged against income was approximately $5,432 and $8,750 in 1996 and 1997, respectively. For certain of the sales to employees during 1996, compensation expense is considered unearned until Former GulfStar's rights to repurchase the shares expire in accordance with the terms of underlying securities purchase agreement. Such rights expired during 1997 upon the merger of Former GulfStar and the Company.

     In conjunction with the acquisition of Former GulfStar by Capstar Broadcasting in July 1997, all of Former GulfStar's then outstanding common stock and stock subscriptions were exchanged for Capstar Broadcasting common stock and stock subscriptions.

10. STOCK OPTIONS:

     In June 1997, Capstar Broadcasting adopted the 1997 Stock Option Plan (the "Plan") providing for the granting of options to purchase shares of Capstar Broadcasting's common stock to the Company's key employees and eligible non-employees, as defined by the Plan and determined by Capstar Broadcasting's Board Directors. The Plan replaced the prior stock option plan. Capstar Broadcasting applies APB Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which, if adopted by Capstar Broadcasting, would change the methods Capstar Broadcasting applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and Capstar Broadcasting has decided not to elect these provisions of SFAS No.
123. However, pro forma disclosures as if Capstar Broadcasting adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

     As of December 31, 1997, an aggregate of 22,000,000 shares was approved for issuance under the Plan. The Plan provides for the issuance of both Incentive Stock Options ("ISOs") as well as options not qualifying as ISOs within the meaning of the Internal Revenue Code of 1986, as amended. At the time of the grant, Capstar Broadcasting's Board of Directors determines the exercise price and vesting schedules. Under the terms of the Plan, the option price per share of ISOs to a person who, at the time such ISO is granted, owns shares of the Company or any Related Entity, which possess more than 10% of the total combined voting power of all classes of shares of Capstar Broadcasting or of any related entity, the option exercise price shall not be less than 110% of the fair market value per share of common stock at the date the option is granted. Options may not be granted with a term beyond June 2007. Generally, 20% of each option is exercisable one year after the grant and an additional 1/60th becomes exercisable each month thereafter.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     A summary of the status of Capstar Broadcasting's option activity under the Plan and related information follows:

                                                      YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                                   1996                     1997
                                          ----------------------   -----------------------
                                                       WEIGHTED-                 WEIGHTED-
                                                        AVERAGE                   AVERAGE
                                                       EXERCISE                  EXERCISE
                                            SHARES       PRICE       SHARES        PRICE
                                          ----------   ---------   -----------   ---------
Outstanding at beginning of year........          --     $  --       3,737,430     $1.00
Granted.................................   3,737,430      1.00      14,073,839      1.24
Exercised...............................          --        --              --        --
Expired.................................          --        --       1,072,248      1.03
                                          ----------     -----     -----------     -----
Outstanding at end of year..............   3,737,430     $1.00      16,739,021     $1.20
                                          ==========               ===========
Options exercisable at end of year......          --                   922,043
                                          ==========               ===========
Weighted-average grant-date fair value
  of options granted....................  $      .16               $       .34
                                          ==========               ===========

     As required by SFAS No. 123, pro forma information regarding net loss has been determined as if Capstar Broadcasting had accounted for its stock options under the fair value method. The fair value for these options was estimated as of the date of grant using a minimum value option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively; risk free interest rates of 5.84% and 6.16%; no dividend; and weighted-average expected lives of the options of three and five years.

     The minimum value option valuation model with a near zero volatility results in an option value similar to the option value that would result from using the Black-Scholes option valuation model with a near zero volatility. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and which are fully transferable. In addition, option valuation models, in general, require the input of highly subjective assumptions, including the expected stock price volatility. Because Capstar Broadcasting's stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The impact on the pro forma results which follow may not be representative of compensation expense in future years when the effect of the amortization of multiple awards may be reflected in the amounts. Had Capstar Broadcasting adopted the cost provision of SFAS No. 123, and allocated these costs to the Company, the Company's net loss for 1996 and 1997 would approximate the pro forma amounts below:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                    1996          1997
                                                  ---------    ----------
Net loss:
  As reported...................................   $(9,052)     $(28,007)
  Pro forma.....................................    (9,253)      (29,239)

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes information about Capstar Broadcasting's options outstanding at December 31, 1997:

                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
  --------------------------------------------------------------------    ------------------------
                                                WEIGHTED-                    NUMBER
                                 NUMBER          AVERAGE      WEIGHTED    EXERCISABLE     WEIGHTED
   RANGE OF                  OUTSTANDING AT     REMAINING     AVERAGE          AT         AVERAGE
   EXERCISE                   DECEMBER 31,     CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
    PRICES                        1997            LIFE         PRICE          1997         PRICE
  -----------                --------------    -----------    --------    ------------    --------
  $ .71-$ .71..............       465,675(1)       4.2         $ .71             --        $  --
   1.00- 1.00..............      2,793,500         8.9          1.00        922,043         1.00
   1.10- 1.10..............      4,435,360         5.1          1.10             --           --
   1.33- 1.33..............      9,044,486         5.7          1.33             --           --
                               ----------          ---         -----        -------        -----
                               16,739,021          6.0         $1.20        922,043        $1.00
                               ==========                                   =======

---------------

(1) These options were assumed by Capstar Broadcasting as part of the merger with Former GulfStar and were accounted for as a portion of the acquisition of minority interest.

11. INCOME TAXES:

     All of the Company's revenues were generated in the United States. The components of the provision (benefit) for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1995      1996       1997
                                                         ------    -------    -------
Current:
  Federal..............................................  $  999    $(1,112)   $   162
  State................................................      98        243        316
Deferred:
  Federal..............................................     (59)       503     (4,942)
  State................................................      (6)        43       (446)
                                                         ------    -------    -------
Total provision (benefit)..............................  $1,032    $  (323)   $(4,910)
                                                         ======    =======    =======

     Approximately $707 and $1,473 of benefit for income taxes was allocated to an extraordinary loss on early extinguishment of debt in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1997, respectively. For purposes of the foregoing components of provision (benefit) for income taxes, such intra-period allocation is treated to have affected the deferred components.

     Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 35% to income (loss) before income taxes and extraordinary items for the following reasons:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995      1996        1997
                                                        ------    -------    --------
U.S. federal income tax at statutory rate.............  $  911    $(2,865)   $(10,680)
State income taxes, net of federal benefit............      61        189        (915)
Nondeductible compensation expense....................      --      1,847       3,325
Other items, primarily nondeductible expenses and
  deferred tax adjustments............................      60        506       3,360
                                                        ------    -------    --------
                                                        $1,032    $  (323)   $ (4,910)
                                                        ======    =======    ========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The net deferred tax liability consists of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Deferred tax liabilities:
  Property and equipment and intangible asset basis
     differences and related depreciation and
     amortization...........................................  $106,132    $197,712
Deferred tax assets:
  Miscellaneous.............................................     1,055       4,193
  Unamortized discount on long-term debt....................        54       1,582
  Net operating loss carryforwards..........................    22,974      30,800
                                                              --------    --------
          Total deferred tax assets.........................    24,083      36,575
  Valuation allowance for deferred tax assets...............    (1,559)     (6,096)
                                                              --------    --------
          Net deferred tax asset............................    22,524      30,479
                                                              --------    --------
          Net deferred tax liability........................  $ 83,608    $167,233
                                                              ========    ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company expects the majority of deferred tax assets at December 31, 1997 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $78,500, including approximately $69,500 acquired in connection with the acquisition of certain subsidiaries. The acquired net operating losses are SRLY to the acquired subsidiaries that generated the losses. If not previously utilized, net operating loss carryforwards expire at various dates from 1999 through 2012. Management considers that it is more likely than not that a portion of these loss carryforwards will not ultimately be realized, and has recorded a related valuation allowance as of December 31, 1997.

12. COMMITMENTS AND CONTINGENCIES:

  Employee Benefit Plan

     During 1997, the Company established a 401(k) Plan for the benefit of all eligible employees. Eligible participants under this plan are defined as all full-time employees with three months of service. All eligible participants may elect to contribute a portion of their compensation to the plan subject to Internal Revenue Service limitations. The Company makes matching contributions to the plan at a rate of 25%, to an annual maximum of 6% of each participant's annual salary. Contribution expense under the plan was $300 for the year ended December 31, 1997.

  Leases

     The Company leases real property, office space, broadcasting and office equipment under various noncancelable operating leases. Certain of the Company's operating leases contain escalation clauses, renewal options and/or purchase options. Rent expense was approximately $290, $913 and $2,490 for the years ended December 31, 1995, 1996 and 1997, respectively.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Future minimum payments under noncancelable operating lease are as follows:

                                                   OPERATING
                                                    LEASES
                                                   ---------
1998.............................................  $   3,186
1999.............................................      2,745
2000.............................................      2,276
2001.............................................      1,819
2002.............................................      1,520
Thereafter.......................................      4,544
                                                   ---------
          Total minimum lease payments...........  $  16,090
                                                   =========

  Employment Agreements

     The Company has employment agreements with its executive officers and certain members of management, the terms of which expire at various times through December 2002. Such agreements provide for minimum salary levels, which may be adjusted from time to time, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1997, excluding bonuses, was approximately $5,870.

  Legal

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

  Impact of the Year 2000 Issue

     The Year 2000 Issue is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. Responsibility for Year 2000 compliance has been analyzed and testing is currently ongoing for many of the financial applications, individual work stations, and broadcasting systems. Preliminary tests on applications have proven them to be compliant, but further testing is warranted. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have a material impact on the financial position or the operations of the Company.

  Other

     The Company is partially self-insured for employee medical insurance risks, subject to specific retention levels. Self-insurance costs are accrued based upon the aggregate of the estimated liability for reported claims and estimated liabilities for claims incurred but not reported. The Company has recorded approximately $183, $516 and $2,658 for self-insurance costs for the years ended December 31, 1995, 1996 and 1997, respectively.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. RELATED PARTY TRANSACTIONS:

  Allocated Expenses

     All expenses, excluding interest expense, incurred by Capstar Partners and Capstar Broadcasting are allocated to the Company. These costs totaled approximately $8,900 in 1997, of which $1,825 represented noncash compensation and $744 in 1996, all of which represented noncash compensation.

  GulfStar

     On April 16, 1996, Former GulfStar acquired all of the outstanding capital stock of Sonance Communications, Inc. ("Sonance") in exchange for 542 shares of Former GulfStar's Class C common stock, 1,626 shares of Former GulfStar's Class A common stock and approximately $619 of cash. Total consideration for the acquisition, including acquisition costs, was approximately $1,065. The primary assets of Sonance were broadcasting properties. Liabilities of Sonance assumed by Former GulfStar in connection with the acquisition were approximately $7,627. The controlling stockholder of Former GulfStar is a family member of the controlling stockholder of Sonance. The majority stockholder of Former GulfStar, who is a family member of both the controlling stockholder of Former GulfStar and the controlling stockholder of Sonance, was also the majority stockholder of Sonance.

     Former GulfStar recorded a charge of approximately $771 during 1996 in connection with the write-off of a receivable from an entity owned by a family member of the controlling stockholder of Former GulfStar. The charge is included in other expense in the accompanying consolidated statement of operations.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amount at December 31, 1996 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                         1996                     1997
                                                  -------------------     ---------------------
                                                  CARRYING     FAIR       CARRYING      FAIR
                                                   VALUE      VALUE         VALUE       VALUE
                                                  --------    -----       ---------     -----
Long-term debt -- 1997 and 1995 Capstar Radio
  Notes.........................................  $(76,672)  $(76,672)    $(279,054)  $(295,098)
Interest rate swap..............................        --         --            --        (320)

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Cash and short-term debt, and accounts receivable and payable: the carrying amount approximates fair value because of the short maturity of these instruments.

          Long-term debt: The fair value of the 1997 and 1995 Capstar Radio Notes are based on quoted market prices. As amounts outstanding under the company's credit facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

          Interest rate swaps: The fair value of the interest rate swap is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or canceled by the broker.

          Redeemable preferred stock is not traded in the open market, and as such, a market price is not readily available.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              ------      ------      -------
Cash paid during the period for:
  Interest..................................................  $1,394      $8,392      $23,932
  Income taxes..............................................     200         999          230
Noncash investing and financing activities:
  Financed property and equipment purchases.................      --          89        2,537
  Book value of assets exchanged in connection with
     broadcast property acquisition.........................      --         471           --
  Dividends and accretion on preferred stock................       8       1,350        7,071
  Notes receivable and accrued interest taken in connection
     with subscribed stock..................................     333       1,757          431
  Redemption of preferred stock by Company's parent.........      --          --       29,358
  Noncash dividends on common stock.........................      --          --       14,501
  Dividend of broadcasting property to the Company's
     parent.................................................      --          --       34,982
  Contribution of broadcasting property by the Company's
     parent.................................................      --          --       34,982
  Financed or accrued acquisition costs.....................     542       6,569       16,695

16. SUBSEQUENT EVENT:

     Pursuant to a merger agreement, dated August 24, 1997, between certain affiliates of Capstar Radio's indirect parent and SFX Broadcasting, Inc. ("SFX"), Capstar Broadcasting may acquire SFX for a total cash cost to Capstar Broadcasting of the merger, related repayment of SFX's existing indebtedness and redemption of SFX's preferred stock of approximately $2.1 billion, if completed by May 31, 1998. Upon consummation of the merger, SFX and its subsidiaries will own and operate or provide services to or have the right to acquire 85 radio stations (65 FM and 20 AM) in 28 markets.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Commodore Media, Inc.

     We have audited the accompanying consolidated statements of operations and cash flows of Commodore Media, Inc. and Subsidiaries for the period from January 1, 1996 to October 16, 1996 and for the year ended December 31, 1995. These consolidated statements of operations and cash flows are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements of operations and cash flows based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statement of operations and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated statement of operations and cash flows presentation. We believe that our audits of the consolidated statements of operations and cash flows provide a reasonable basis for our opinion.

     In our opinion, the consolidated statements of operations and cash flows referred to above present fairly, in all material respects the consolidated statements of operations and cash flows of Commodore Media, Inc. and Subsidiaries for the period from January 1, 1996 to October 16, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP

New York, New York
February 10, 1997

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                PERIOD FROM
                                                              JANUARY 1, 1996
                                                              TO OCTOBER 16,        YEAR ENDED
                                                                   1996          DECEMBER 31, 1995
                                                              ---------------    -----------------
Total revenue...............................................   $ 34,826,060         $33,652,677
Less agency commissions.....................................     (2,869,014)         (2,857,912)
                                                               ------------         -----------
Net revenue.................................................     31,957,046          30,794,765
Operating expenses:
  Programming, technical and news...........................      5,906,967           5,365,686
  Sales and promotion.......................................      9,303,914           8,796,481
  General and administrative................................      6,081,262           4,870,463
Corporate expenses..........................................      1,756,797           2,051,181
Depreciation and amortization...............................      2,157,750           1,926,250
Other expense...............................................     13,833,728           2,006,550
                                                               ------------         -----------
Operating (loss) income.....................................     (7,083,372)          5,778,154
Interest expense............................................      8,860,958           7,805,525
Interest income.............................................        221,806             420,659
Other expenses, net.........................................      1,980,908              48,796
                                                               ------------         -----------
Loss before provision for income taxes and extraordinary
  loss......................................................    (17,703,432)         (1,655,508)
Provision for income taxes..................................        133,000             140,634
                                                               ------------         -----------
Loss before extraordinary loss..............................    (17,836,432)         (1,796,142)
Extraordinary loss on extinguishment of debt................             --            (443,521)
                                                               ------------         -----------
Net loss....................................................   $(17,836,432)        $(2,239,663)
                                                               ============         ===========

                            See accompanying notes.

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM           YEAR ENDED
                                                              JANUARY 1, 1996 TO      DECEMBER 31,
                                                               OCTOBER 16, 1996           1995
                                                              ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................     $(17,836,432)        $ (2,239,663)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Loss on extinguishment of debt............................               --              443,521
  Depreciation and amortization.............................        2,157,750            1,926,250
  Noncash interest..........................................        3,315,669            2,673,829
  Long-term incentive compensation..........................        1,066,893               79,000
  Non-cash compensation.....................................       12,731,587                   --
  Provision for uncollectible accounts and notes
    receivable..............................................          488,320              556,137
  Loss on disposition of assets.............................               --                9,819
  Net barter income.........................................         (222,645)            (184,300)
  Initial public offering and pending merger expenses.......        1,909,648                   --
  Changes in assets and liabilities, net of amounts
    acquired:
    Increase in accounts receivable.........................       (2,351,753)          (1,847,015)
    Increase in prepaid expenses and other current assets...         (208,462)             (88,787)
    Decrease in accounts payable and accrued expenses.......         (337,896)            (158,855)
    Decrease in accrued compensation........................         (496,177)            (230,645)
    Increase in accrued interest............................        1,752,172              582,525
    Increase (decrease) in accrued income taxes.............           20,952             (277,135)
                                                                 ------------         ------------
         Total adjustments..................................       19,826,058            3,484,344
                                                                 ------------         ------------
Net cash provided by operating activities...................        1,989,626            1,244,681
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loan by stockholder............................          250,375              182,988
Purchase of property, plant and equipment...................         (448,677)            (320,980)
Payments for acquisitions...................................      (31,900,000)          (3,100,000)
Deferred acquisition costs incurred.........................       (1,326,673)            (417,020)
Deposits on pending acquisitions............................         (745,000)            (525,000)
Loans to employees..........................................               --             (315,863)
Other investing activities, net.............................         (187,528)              87,528
                                                                 ------------         ------------
Net cash used in investing activities.......................      (34,357,503)          (4,408,347)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Senior Notes and warrants.........               --           64,956,422
Proceeds from Existing Credit Facility......................       18,700,000                   --
Net proceeds from issuance of preferred stock...............        9,822,520                   --
Proceeds from issuance of common stock......................               --                  100
Payment of initial public offering and merger expenses......       (1,007,297)                  --
Repayment of amounts borrowed...............................               --          (39,014,833)
Payment of financing related costs..........................         (781,170)          (4,226,762)
Redemption of preferred stock...............................               --           (8,665,835)
Purchase of redeemable warrant..............................               --           (1,000,000)
Repurchase of common stock..................................               --              (25,000)
Principal payments on capital leases........................           (9,812)             (11,186)
                                                                 ------------         ------------
Net cash provided by financing activities...................       26,724,241           12,012,906
                                                                 ------------         ------------
Net (decrease) increase in cash and short-term cash
  investments...............................................       (5,643,636)           8,849,240
Cash and short-term cash investments at beginning of
  period....................................................       10,891,489            2,042,249
                                                                 ------------         ------------
Cash and short-term cash investments at end of period.......     $  5,247,853         $ 10,891,489
                                                                 ============         ============
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest......................................     $  3,793,117         $  4,474,789
Cash paid for income taxes..................................     $    112,049         $    417,769
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Asset acquisitions recorded in connection with barter
  transactions..............................................     $    189,982         $    112,636

                            See accompanying notes.

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND MERGER AGREEMENT

  Organization and Nature of Business

     Commodore Media, Inc. and Subsidiaries (the "Company") is comprised of radio stations that derive their revenue from local, regional and national advertisers. The radio stations are located in the following markets:
Wilmington, Delaware; Hartsdale, Brewster, Patterson, Mt. Kisco, New York; Huntington, West Virginia -- Ashland, Kentucky; Allentown -- Bethlehem, Pennsylvania; Fort Pierce -- Stuart -- Vero Beach, Florida; and Fairfield County, Connecticut. The Company extends credit to its customers in the normal course of business.

MERGER AGREEMENT

     On October 16, 1996, the Company was acquired pursuant to a merger agreement dated June 21, 1996 with Capstar Broadcasting Partners, Inc. ("Capstar") (the "Merger"), which is an indirect subsidiary of Hicks, Muse, Tate & Furst Equity Fund III, L.P. The holders of Class A Common Stock and Class B Common Stock, the holders of employee stock options and the holders of warrants received $140 per share as consideration for the merger less, in the case of option and warrant holders, the exercise price per share. In addition, the Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share was redeemed, including all accrued and unpaid dividends.

     The Company recognized as other expense approximately $12.7 million in stock option compensation expense, and approximately $1.4 million of merger related fees and expenses during the period ended October 16, 1996 in connection with the Merger.

     As a result of the Merger and the change of control effected thereby, the Company was obligated to satisfy the existing deferred compensation and employment agreements with its then President and Chief Executive Officer and its deferred compensation agreement with its then Chief Operating Officer resulting in a charge to other expense of approximately $1.1 million during the period ended October 16, 1996. Furthermore, the Company was required to make an offer to purchase the outstanding 13 1/4% Senior Subordinated Notes due 2003 at a purchase price equal to 101% of their accreted value, plus any accrued and unpaid interest. No requests for repurchase were made by the note holders.

     As a result of the Merger, the Company did not proceed with its previously announced intention to undertake an initial public equity offering and has, therefore, withdrawn its registration statement filed on Form S-1 on May 17, 1996 with the Securities and Exchange Commission. Included in other expenses during the period ended October 16, 1996 are approximately $525,000 in various fees and expenses incurred in connection with this filing.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all subsidiaries, after elimination of intercompany accounts and transactions.

  Short-Term Cash Investments

     The Company considers investments which have a remaining maturity of three months or less at the time of purchase to be short-term cash investments.

  Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are provided for differences between the book and tax bases of assets and liabilities.

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           CASH FLOWS -- (CONTINUED)

  Risks and Uncertainties

     The preparation of consolidated statements of operations and cash flows in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company's revenue is principally derived from local broadcast advertisers who are impacted by the local economy. The Company routinely assesses the financial strength of its customers. Credit losses are provided for in the consolidated statements of operations and cash flows in the form of an allowance for doubtful accounts.

  Accounting Periods

     The Company maintains its interim consolidated statements of operations and cash flows based upon the broadcast month end which always ends on the last Sunday of the calendar month or quarter. The Company's fiscal year end and fourth quarter ends on December 31.

  Property, Plant and Equipment

     Depreciation is provided for property, plant and equipment on the straight-line method based on the following estimated useful lives:

                                                              ESTIMATED LIFE
                       CLASSIFICATION                            (YEARS)
                       --------------                         --------------
Land improvements...........................................     20
Buildings...................................................     20
Furniture, fixtures and equipment...........................    7-10
Broadcasting and technical equipment........................    7-10
Towers and antennas.........................................     20
Music library...............................................      7
Leasehold improvements......................................    10-20
Vehicles....................................................      3

     Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation as a charge to income amounted to approximately $730,000 for the period ended October 16, 1996, and approximately $832,000 for the year ended December 31, 1995.

  Property Held Under Capital Leases

     The Company is the lessee of office equipment under capital leases expiring in various years through 2004. The capital leases are depreciated over their estimated productive lives of seven to ten years. Total rent expense was approximately $383,000 for the period ended October 16, 1996 and approximately $332,000 for the year ended December 31, 1995.

  Revenue Recognition

     The Company recognizes revenue upon the airing of advertisements.

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           CASH FLOWS -- (CONTINUED)

  Intangible Assets

     Intangible assets are being amortized by the straight-line method over the following estimated useful lives:

                                                              ESTIMATED LIFE
                       CLASSIFICATION                            (YEARS)
                       --------------                         --------------
FCC licenses and goodwill...................................     40
Organization expenses.......................................      5
Network affiliation agreement...............................      5
Covenant not to compete.....................................      5
Tower site lease............................................      3
Contract rights.............................................      3
Software....................................................      3
Pre-sold advertising contracts..............................      1

     Amortization of the aforementioned intangible assets included as a charge to income amounted to approximately $592,000 for the period ended October 16, 1996, and approximately $506,000 for the year ended December 31, 1995. Amortization of FCC licenses and goodwill amounted to approximately $501,000 for the period ended October 16, 1996, and approximately $588,000 for the year ended December 31, 1995.

  Deferred Charges

     Legal fees, bank loan closing costs and other expenses associated with debt financing are being amortized using the effective interest rate method. Amortization of debt expense charged to operations and included in interest expense amounted to approximately $450,000 for the period ended October 16, 1996 and approximately $385,000) for the year ended December 31, 1995.

  Advertising Costs

     The Company expenses advertising costs related to its radio station operations as incurred. Advertising expense amounted to approximately $557,000 for the period ended October 16, 1996 and approximately $754,000 for the year ended December 31, 1995.

  Barter Transactions

     The fair value of barter and trade-out transactions is included in broadcast revenue and sales and promotion expense. Barter revenue is recorded when advertisements are broadcast and barter expense is recorded when merchandise or services are received. Barter transactions charged to operations were as follows:

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                1996 TO      YEAR ENDED
                                                              OCTOBER 16,   DECEMBER 31,
                                                                 1996           1995
                                                              -----------   ------------
Trade sales.................................................  $ 3,204,468   $ 3,238,111
Trade expense...............................................   (2,981,823)   (3,053,811)
                                                              -----------   -----------
Net barter transactions.....................................  $   222,645   $   184,300
                                                              ===========   ===========

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           CASH FLOWS -- (CONTINUED)

2. LONG-TERM DEBT

  AT&T Senior Credit Facility

     On March 13, 1996, the Company entered into a Senior Credit Facility with AT&T Commercial Finance Corporation ("AT&T") pursuant to which AT&T will make available to the Company senior secured (i) revolving loans in an amount up to $30.0 million and (ii) accounts receivable loans in an amount which shall be the lesser of (a) $5.0 million or (b) 85% of the net book value of the accounts receivable of the Company (the "AT&T Senior Credit Facility"). The indebtedness to AT&T is collateralized by the tangible and intangible assets and the capital stock of all the Company's subsidiaries. Interest is payable monthly at a rate of 3.5% over LIBOR (8.94% at October 16, 1996) and principal amortization of the revolving loans and accounts receivable loans begins June 1, 1998 and November 30, 1997, respectively. The Company pays a commitment fee of .25% every six months on the unused commitment.

  Senior Subordinated Notes

     The Senior Subordinated Notes bear cash interest at a rate of 7 1/2% per annum on the principal amount until May 1, 1998 then at a rate of 13 1/4% per annum until maturity, with interest payment dates on May 1 and November 1.

     In 1995, the Company wrote off the balance of the unamortized deferred financing costs on its retired debt of $443,521. Inasmuch as the Company had no current federal taxable income and had fully reserved for its net deferred tax assets, there was no tax effect attributable to this extraordinary item.

3. PREFERRED STOCK

SENIOR EXCHANGEABLE REDEEMABLE PREFERRED STOCK

     On May 1, 1996, the Company entered into a Securities Purchase Agreement with CIBC WG Argosy Merchant Fund 2, LLC ("CIBC Merchant Fund"), pursuant to which the CIBC Merchant Fund agreed to purchase from the Company, if and when requested by the Company, up to an aggregate liquidation value of $12,500,000 of Senior Exchangeable Redeemable Preferred Stock, Series A, $.01 par value per share, of the Company in such amounts as the Company requested (the "Preferred Stock Facility"). In connection with the Stamford Acquisition on May 30, 1996 and the Florida Acquisition on May 31, 1996 (see Note 4), the Company issued 5,700 shares and 4,300 shares, respectively, of Preferred Stock for an aggregate purchase price of $10,000,000. The Preferred Stock accrued cash dividends at the rate of 8% per annum and was redeemed, including accrued dividends, in connection with the Merger on October 16, 1996. In connection with the Preferred Stock Facility, the Company issued to the CIBC Merchant Fund a warrant to purchase 7,550 shares of the Company's Class A Common Stock, at an exercise price of $.01 per warrant, which were valued in the aggregate at the date of issue at $981,500. This warrant was redeemed in connection with the Merger for $140 per share less the exercise price.

4. CONSUMMATED ACQUISITIONS

     On October 16, 1996, the Company purchased certain defined assets of radio stations WKEE-FM and WKEE-AM in Huntington, West Virginia, WZZW-AM in Milton, West Virginia, WBVB-FM in Coal Grove, Ohio and WIRO-AM in Ironton, Ohio from Adventure Communications, Inc. for approximately $7.7 million and certain defined assets of WFXN-FM in Milton, West Virginia and WMLV-FM in Ironton, Ohio for approximately $4.3 million. The transactions were funded with borrowings from the AT&T Senior Credit Facility and with funds provided from Capstar. The Company provided programming to these stations under Local Marketing Agreement ("LMA") effective April 1996 until the purchase date. In addition, the

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           CASH FLOWS -- (CONTINUED)

Company has an option to purchase WHRD-AM in Huntington, West Virginia and provides programming services to the station under an LMA arrangement.

     On May 31, 1996, the Company purchased certain defined assets of radio stations WBBE-FM (formerly WKQS-FM), WAVW-FM and WAXE-AM in the Fort Pierce-Stuart-Vero Beach, Florida market from Media VI for $8.0 million (the "Florida Acquisition"). The transaction was funded with borrowings from the AT&T Senior Credit Facility and funds from the Preferred Stock Facility. The Company sold advertising time on these stations under a Joint Service Agreement from February 1996 until the purchase date.

     On May 30, 1996, the Company purchased certain defined assets of radio stations WKHL-FM and WSTC-AM in Stamford, Connecticut from Q Broadcasting, Inc. for $9.5 million (the "Stamford Acquisition"). The transaction was financed with borrowings from the AT&T Senior Credit Facility and funds from the Preferred Stock Facility.

     On March 27, 1996, the Company purchased (i) certain defined assets of radio stations WZZN-FM in Mount Kisco, New York, WAXB-FM in Patterson, New York and WPUT-AM in Brewster, New York from Hudson Valley Growth, L.P. for $5.0 million and (ii) all of the issued and outstanding common stock of Danbury Broadcasting, Inc., owner of WRKI-FM, and WINE-AM in Brookfield, Connecticut, plus certain real property for $10.0 million. The transaction was financed with the Company's existing cash and borrowings under the AT&T Senior Credit Facility. The Company provided programming to these stations under LMAs from October 1995 until the purchase date.

     On June 27, 1995, the Company purchased the assets (excluding cash and accounts receivable) and broadcasting license of radio broadcast station WQOL-FM in Vero Beach, Florida for a total purchase price of approximately $3.0 million.

     Unaudited pro forma results of operations for the Company as if the aforementioned acquisitions had been consummated on January 1, 1995 are as follows (in thousands):

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                1996 TO      YEAR ENDED
                                                              OCTOBER 16,   DECEMBER 31,
                                                                 1996           1995
                                                              -----------   ------------
Net revenue.................................................   $ 31,505      $  38,483
Net loss before extraordinary loss..........................     (4,037)        (3,673)
Net loss....................................................     (4,037)        (4,117)

5. INCOME TAXES

     The Company has recorded a provision for income taxes as follows:

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                1996 TO       YEAR ENDED
                                                              OCTOBER 16,    DECEMBER 31,
                                                                 1996            1995
                                                              -----------    ------------
Current:
  Federal...................................................   $     --        $     --
  State and local...........................................    133,000         140,634
Deferred:
  Federal...................................................         --              --
  State and local...........................................         --              --
                                                               --------        --------
          Total.............................................   $$133,000       $140,634
                                                               ========        ========

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           CASH FLOWS -- (CONTINUED)

     The Company did not record a federal tax benefit on the taxable loss for the period ended October 16, 1996 or for the year ended December 31, 1995 since it was not assured that they could realize a benefit for such losses in the future.

     The Company received Internal Revenue Service approval and changed its tax method of accounting for Federal Communications Commission ("the FCC") licenses for the tax year ended December 31, 1995. The aggregate amount of cumulative amortization that will be deductible ratably over six taxable years for the Company and for tax purposes is approximately $12.1 million.

     The reconciliation of income tax computed at the U.S. federal statutory rates to effective income tax expense is as follows:

                                                            PERIOD FROM
                                                            JANUARY 1,
                                                              1996 TO       YEAR ENDED
                                                            OCTOBER 16,    DECEMBER 31,
                                                               1996            1995
                                                            -----------    ------------
Provision at statutory rate...............................  $(1,184,000)   $  (734,695)
State and local taxes.....................................      133,000        140,634
Nondeductible expense.....................................       33,800          8,286
Increase in valuation allowance, net of rate changes......    1,150,200        726,409
Alternative minimum tax...................................           --             --
                                                            -----------    -----------
Total.....................................................  $   133,000    $   140,634
                                                            ===========    ===========

6. EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with several executives of the Company including its President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer and its Executive Vice President and General Counsel. The agreements generally provide for terms of employment, annual salaries, bonuses, eligibility for option awards and severance benefits.

     Effective January 1, 1994, the Company entered into an agreement with its then President and Chief Executive Officer under which he would be employed in that capacity through 1996 and provided for annual salary requirements and bonuses, and a Long-Term Incentive Payment ("LTIP"). In lieu of the LTIP, the Company paid the then President $1.5 million in cash, issued $1.3 million principal ($1.1 million net of discount) of Senior Subordinated Notes to a trust for his benefit and agreed to provide $1.5 million in deferred compensation which accrues interest at a rate of 7% and is payable in 2003. The Company recorded the deferred compensation on April 21, 1995 at its calculated net present value of $921,000. The aggregate effect of the employment agreement restructuring was to charge $1.8 million to long-term incentive compensation expense during 1995. In addition, the then President's amended employment agreement extended his date of employment through April 30, 1998, granted stock options to him to acquire 28,313 shares of Class A Common Stock at an exercise price of $45 per share and provided for annual bonuses based upon specific operating results of Capstar Radio.

     The Company also amended its then existing employment agreement with its then Chief Operating Officer on April 21, 1995. The prior employment agreement provided for a long-term incentive based upon the increase in certain station values. The amended employment agreement provided for a cash payment of $400,000 on April 21, 1995 and deferred compensation of $346,000 which accrues interest at a rate of 7% and is payable in 2003. The Company recorded the deferred compensation on April 21, 1995 at its calculated net present value of $213,000. The aggregate effect of the employment agreement restructuring was to charge $188,800 to long-term incentive compensation expense during 1995. In addition, the amended employment agreement extended his date of employment through April 30, 1999, granted stock options to acquire

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           CASH FLOWS -- (CONTINUED)

28,313 shares of Class A Common Stock at an exercise price of $45 per share and provides for annual bonuses based upon specific operating results of the Company.

     As a result of the Merger and the change of control effected thereby, the Company was obligated to satisfy the existing deferred compensation and employment agreements with its then President and Chief Executive Officer and its deferred compensation agreement with its then Chief Operating Officer, resulting in an additional charge to operations of approximately $1.1 million which was recorded in the period ended October 16, 1996. Furthermore, all stock options for the aforementioned officers, as well as for all holders, were redeemed at $140 per share, less the exercise price of $45 per share at the time of the Merger. The Company's then President and Chief Executive Officer resigned his position effective October 16, 1996 as required by the Merger Agreement.

7. RELATED PARTY TRANSACTIONS

     During the period ended October 16, 1996 and the year ended December 31, 1995, the Company paid the majority stockholder a salary of approximately $185,000 and $175,000, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capstar Broadcasting Partners, Inc.

     Our report on the consolidated financial statements of Capstar Broadcasting Partners, Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules of Capstar Broadcasting Partners, Inc. and Subsidiaries herein.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Austin, Texas
March 26, 1998

                      CAPSTAR BROADCASTING PARTNERS, INC.

                                   SCHEDULE I

                    PARENT COMPANY CONDENSED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
Cash and cash equivalents...................................  $    660    $     --
                                                              --------    --------
          Total current assets..............................       660          --
Investment in subsidiaries, at equity.......................   127,920     461,315
Due from subsidiaries.......................................        --       7,785
Property and equipment, net.................................       351       1,212
Intangible assets, net......................................     1,800       8,001
Deferred income taxes.......................................        --       7,084
Other assets................................................       179          37
                                                              --------    --------
          Total assets......................................  $130,910    $485,434
                                                              ========    ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued interest payable....................................  $    850    $     --
                                                              --------    --------
          Total current liabilities.........................       850          --
Due to subsidiaries.........................................     1,324          --
Due to parent company.......................................        --       1,081
Long-term debt..............................................    35,000     166,991
                                                              --------    --------
          Total liabilities.................................    37,174     168,072
                                                              --------    --------
Redeemable preferred stock..................................        --     101,493
Stockholder's equity:
  CAPSTAR BROADCASTING PARTNERS, INC.:
     Common Stock, Class A, voting..........................       942       2,796
     Additional paid-in capital.............................    93,957     262,161
  GULFSTAR COMMUNICATIONS, INC.:
     Common stock, voting...................................         1          --
     Common stock, Class A..................................         1          --
     Common stock, Class B..................................        --          --
     Common stock, Class C..................................         1          --
  Additional paid-in capital................................    11,869          --
  Stock subscriptions receivable............................    (2,090)         --
  Unearned compensation.....................................    (1,518)         --
  ACCUMULATED DEFICIT.......................................    (9,427)    (49,088)
                                                              --------    --------
          Total stockholder's equity........................    93,736     215,869
                                                              --------    --------
          Total liabilities and stockholder's equity........  $130,910    $485,434
                                                              ========    ========

     The accompanying notes are an integral part of the condensed financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.

                                   SCHEDULE I

               PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             PERIOD FROM INCEPTION
                                                              (OCTOBER 11, 1996)
                                                                    THROUGH             YEAR ENDED
                                                               DECEMBER 31, 1996     DECEMBER 31, 1997
                                                             ---------------------   -----------------
Equity in losses of consolidated subsidiaries..............         $(6,710)             $(28,007)
Interest expense, net......................................          (2,421)              (18,607)
Depreciation and amortization..............................            (296)                 (131)
                                                                    -------              --------
          Loss before benefit for income taxes.............          (9,427)              (46,745)
Benefit for income taxes...................................              --                 7,084
                                                                    -------              --------
          Net Loss.........................................         $(9,427)             $(39,661)
                                                                    =======              ========

     The accompanying notes are an integral part of the condensed financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.

                                   SCHEDULE I

               PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                PERIOD FROM
                                                                 INCEPTION
                                                            (OCTOBER 11, 1996)
                                                                  THROUGH             YEAR ENDED
                                                             DECEMBER 31, 1996     DECEMBER 31, 1997
                                                            -------------------    -----------------
Net cash provided by (used in) operating activities.......       $   3,085             $    (363)
                                                                 ---------             ---------
Cash flows from investing activities:
  Investment in subsidiaries..............................              --              (317,279)
  Acquisition of subsidiary...............................        (128,339)                   --
  Purchase of property and equipment......................            (535)                 (719)
                                                                 ---------             ---------
          Net cash used in investing activities...........        (128,874)             (317,998)
                                                                 ---------             ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt................          35,000               150,284
  Repayment of long-term debt.............................              --               (35,000)
  Proceeds from issuance of preferred stock...............              --                95,071
  Proceeds from issuance of common stock..................          94,155               115,737
  Payment of financing related costs......................          (2,706)               (8,391)
                                                                 ---------             ---------
          Net cash provided by financing activities.......         126,449               317,701
                                                                 ---------             ---------
Net increase (decrease) in cash and cash equivalents......             660                  (660)
Cash and cash equivalents at beginning of period..........              --                   660
                                                                 ---------             ---------
Cash and cash equivalents at end of period................       $     660             $      --
                                                                 =========             =========

     The accompanying notes are an integral part of the condensed financial statements.

                      CAPSTAR BROADCASTING PARTNERS, INC.

                                   SCHEDULE I

             NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. GENERAL

     The accompanying condensed financial statements of Capstar Broadcasting Partners, Inc. (the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K.

2. OBLIGATIONS, GUARANTEES AND COMMITMENTS

     The Company has guaranteed the obligations under a senior credit facility of its subsidiary Capstar Radio Broadcasting Partners, Inc. Such obligations prohibit the subsidiary from making loans or transfers or paying dividends to the Company without the consent of the lenders subject to certain provisions in the senior credit facility. See Note 7 to consolidated financial statements regarding these obligations.

3. OTHER

     See Notes 7 and 8, respectively, to consolidated financial statements for a description of the long-term debt and redeemable preferred stock of the Company.

              CAPSTAR BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               ADDITIONS         DEDUCTIONS
                                              BALANCE    ---------------------   ----------
                                                AT       CHARGED TO                            BALANCE
                                             BEGINNING   COSTS AND    AMOUNTS      DIRECT      AT END
                DESCRIPTION                  OF PERIOD    EXPENSES    ACQUIRED   WRITE-OFFS   OF PERIOD
                -----------                  ---------   ----------   --------   ----------   ---------
Allowance for doubtful accounts 12/31/95...   $   65       $  195      $   --      $  124      $  136
Allowance for doubtful accounts 12/31/96...      136          661         733         363       1,167
Allowance for doubtful accounts 12/31/97...    1,167        2,044       1,355       1,677       2,889

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capstar Radio Broadcasting Partners, Inc.

     Our report on the consolidated financial statements of Capstar Radio Broadcasting Partners, Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule of Capstar Radio Broadcasting Partners, Inc. and Subsidiaries herein.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.
Austin, Texas
March 26, 1998

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               ADDITIONS         DEDUCTIONS
                                              BALANCE    ---------------------   ----------
                                                AT       CHARGED TO                            BALANCE
                                             BEGINNING   COSTS AND    AMOUNTS      DIRECT      AT END
                DESCRIPTION                  OF PERIOD    EXPENSES    ACQUIRED   WRITE-OFFS   OF PERIOD
                -----------                  ---------   ----------   --------   ----------   ---------
Allowance for doubtful accounts 12/31/95...   $   65       $  195      $   --      $  124      $  136
Allowance for doubtful accounts 12/31/96...      136          661         733         363       1,167
Allowance for doubtful accounts 12/31/97...    1,167        2,044       1,355       1,677       2,889

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         2.1.1           -- Agreement and Plan of Merger, dated June 21, 1996, by and among CMI Acquisition Company, Inc., Commodore Media,
                            Inc. ("Commodore") and the stockholders and other
                            signatories thereto.(1)
         2.1.2           -- First Amendment to Agreement and Plan of Merger, dated
                            September 3, 1996.(2)
         2.1.3           -- Second Amendment to Agreement and Plan of Merger, dated
                            October 16, 1996.(2)
         3.1.1           -- Certificate of Incorporation of Capstar Partners.(3)
         3.1.2           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Partners, dated June 17, 1997.(4)
         3.2             -- Amended and Restated By-Laws of Capstar Partners.*
         3.3.1           -- Amended and Restated Certificate of Incorporation of
                            Capstar Radio.(6)
         3.3.2           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated April
                            29, 1996.(18)
         3.3.3           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated
                            February 17, 1997.(19)
         3.3.4           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated
                            February 20, 1997.(19)
         3.3.5           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated April
                            30, 1997.(19)
         3.3.6           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of Capstar Radio dated June
                            26, 1997.(19)
         3.4.1           -- By-Laws of Capstar Radio.(20)
         3.4.2           -- Certificate of Amendment to By-Laws of Capstar Radio.(18)
         4.2.1           -- Indenture, dated February 20, 1997, between Capstar
                            Partners and U.S. Trust Company of Texas, governing
                            Capstar Partners' outstanding 12 3/4% Senior Discount
                            Notes due 2009 (the "12 3/4% Capstar Indenture").
         4.2.2           -- First Supplemental to 12 3/4% Capstar Indenture*.
         4.3.1           -- Indenture, dated as of April 21, 1995, among Capstar
                            Radio, IBJ Schroder Bank & Trust Company, as trustee, and
                            the guarantors named therein, governing Capstar Radio's
                            13 1/4% Senior Subordinated Notes (the "13 1/4% Capstar
                            Indenture").(6)
         4.3.2           -- Amendment No. 1 to 13 1/4% Capstar Indenture.(6)
         4.3.3           -- Amendment No. 2 to 13 1/4% Capstar Indenture.(7)
         4.3.4           -- Amendment No. 3 to 13 1/4% Capstar Indenture.(7)
         4.3.5           -- Amendment No. 4 to 13 1/4% Capstar Indenture.(8)
         4.3.6           -- Amendment No. 5 to 13 1/4% Capstar Indenture.(9)
         4.3.7           -- Amendment No. 6 to 13 1/4% Capstar Indenture.(5)
         4.3.8           -- Amendment No. 7 to 13 1/4% Capstar Indenture.(12)
         4.3.9           -- Amendment No. 8 to 13 1/4% Capstar Indenture.(4)
         4.3.10          -- Amendment No. 9 to 13 1/4% Capstar Indenture.(11)
         4.3.11          -- Amendment No. 10 to 13 1/4% Capstar Indenture.(12)
         4.3.12          -- Amendment No. 11 to 13 1/4% Capstar Indenture.(13)
         4.3.13          -- Amendment No. 12 to 13 1/4% Capstar Indenture.*

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         4.3.14          -- Amendment No. 13 to 13 1/4% Capstar Indenture.*
         4.3.15          -- Amendment No. 14 to 13 1/4% Capstar Indenture.*
         4.3.16          -- Amendment No. 15 to 13 1/4% Capstar Indenture.*
         4.4             -- Indenture, dated June 17, 1997, between Capstar Radio and
                            U.S. Trust Company of Texas, N.A governing Capstar
                            Radio's outstanding 9 1/4% Senior Subordinated Notes due
                            2007.(4)
         4.5             -- Indenture, dated June 17, 1997, between Capstar Partners and U.S. Trust Company of Texas, N.A governing Capstar
                            Partners's 12% Subordinated Exchange Debentures due
                            2009.(4)
         4.6             -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of 12% Senior Exchangeable Preferred Stock and
                            Qualifications, Limitations and Restrictions Thereof of
                            Capstar Partners, dated June 17, 1997.(4)
        10.1.1           -- Amended and Restated Credit Agreement, dated February 20,
                            1997 and amended and restated August 12, 1997 (the
                            "Credit Agreement"), among Capstar Broadcasting, Capstar
                            Partners, Capstar Radio, and various banks signatory
                            thereto.(14)
        10.1.2           -- First Amendment to the Credit Agreement, dated August 21,
                            1997.(14)
        10.1.3           -- Second Amendment to the Credit Agreement, dated September
                            26, 1997.(14)
        10.1.4           -- Third Amendment to the Credit Agreement, dated January
                            28, 1998.*
        10.1.5           -- Fourth Amendment to the Credit Agreement, dated February
                            6, 1998.*
        10.2.1           -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Partners and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(5)
        10.3.1           -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between Capstar Partners and HMCo.(5)
        10.4             -- Form of Indemnification Agreement between Capstar
                            Broadcasting and each of its directors and officers.(4)
        10.5.1           -- Employment Agreement, dated February 14, 1997, between
                            Capstar Partners and R. Steven Hicks.(5)+
        10.5.2           -- First Amendment to Employment Agreement, effective July
                            1, 1997, between R. Steven Hicks, Capstar Partners, and
                            Capstar Broadcasting.(13)+
        10.6             -- Employment Agreement, dated July 1, 1997, between Capstar
                            Broadcasting and Paul D. Stone.(4)+
        10.7             -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and William S. Banowsky, Jr.(4)+
        10.8             -- Amended and Restated Employment Agreement, dated October
                            16, 1996, between Commodore, Capstar Partners and James
                            T. Shea, Jr.(5)+
        10.9             -- Employment Agreement, dated January 27, 1997, between
                            Pacific Star and Claude C. Turner (also known as Dex
                            Allen).(5)+
        10.10.1          -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(11)+
        10.10.2          -- First Amendment to Employment Agreement between GulfStar
                            Communications and John D. Cullen.*+
        10.11            -- Employment Agreement, dated January 16, 1998, among
                            Central Star Communications, Inc., Capstar Broadcasting,
                            and Mary K. Quass.*+

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.13            -- Not used.
        10.14            -- Employment Agreement, dated September 22, 1997, between
                            Capstar Partners and Eric W. Neumann.(13)+
        10.15            -- Consulting, Non-Compete and Separation Agreement, dated
                            March 1, 1998, between Southern Star and Frank D.
                            Osborn.*+
        10.16            -- 1997 Stock Option Plan of Capstar Broadcasting.(4)+
        10.17.1          -- Form of Incentive Stock Option Agreement.(4)+
        10.17.2          -- Form of Non-Qualified Stock Option Agreement for
                            Employees.(4)+
        10.17.3          -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employees.(11)+
        10.18            -- 1997 Stock Purchase Plan of Capstar Broadcasting.(4)+
        10.19.1          -- Affiliate Stockholders Agreement, dated October 16, 1996, among Capstar Partners, Hicks Muse, R. Steven Hicks and
                            the security holders listed therein.(5)
        10.19.2          -- First Amendment and Supplement to Affiliate Stockholders
                            Agreement, dated January 27, 1997, by and among Capstar
                            Partners, the securityholders listed therein and Hicks
                            Muse.(5)
        10.19.3          -- Second Amendment to Affiliate Stockholders Agreement,
                            dated February 20, 1997, by and among Capstar Partners,
                            the security holders listed therein and Hicks Muse.(3)
        10.19.4          -- Third Amendment to Affiliate Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(4)
        10.20.1          -- Management Stockholders Agreement, dated November 26,
                            1996, among Capstar Partners, the securityholders listed
                            therein and Hicks Muse.(5)
        10.20.2          -- First Amendment to Management Stockholders Agreement,
                            dated January 27, 1997, by and among Capstar Partners and
                            the securityholders listed therein.(5)
        10.20.3          -- Second Amendment to Management Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(4)
        10.21            -- GulfStar Stockholders Agreement, dated July 8, 1997, by and among Capstar Broadcasting, the security holders
                            listed therein, and Hicks Muse.(11)
        10.22.1          -- Registration Rights Agreement, dated February 20, 1997, between Capstar Partners and Frank D. Osborn.(5)
        10.22.2          -- First Amendment to Registration Rights Agreement, dated
                            July 1, 1997, between Capstar Partners, Capstar
                            Broadcasting, and Frank D. Osborn.(4)
        10.23            -- Warrant, dated October 16, 1996, issued to R. Steven
                            Hicks.(5)
        10.24            -- Warrant, dated February 20, 1997, issued to R. Steven
                            Hicks.(5)
        10.25            -- Warrant, dated July 8, 1997, issued to R. Steven
                            Hicks.(11)
        10.26.1          -- Stock Purchase Agreement, dated June 12, 1997, by and
                            among Capstar Acquisition Company, Inc., Capstar
                            Partners, Patterson Broadcasting, Inc. and the selling
                            stockholders named therein (the "Patterson Stock Purchase
                            Agreement").(4)
        10.26.2          -- First Amendment to Patterson Stock Purchase
                            Agreement.(11)
        10.26.3          -- Second Amendment to Patterson Stock Purchase
                            Agreement.(15)
        10.26.4          -- Third Amendment to Patterson Stock Purchase
                            Agreement.(15)
        10.26.5          -- Fourth Amendment to Patterson Stock Purchase
                            Agreement.(15)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        10.27            -- Agreement and Plan of Merger, dated June 16, 1997, by and among GulfStar Communications, Inc., Capstar
                            Broadcasting, CBC-GulfStar Merger Sub, Inc. and the
                            stockholders listed therein.(4)
        10.28.1          -- Agreement and Plan of Merger, dated July 23, 1997, by and among OCC Acquisition Corporation, Osborn Communications
                            Corporation, and OCC Holding Corporation (the "Osborn
                            Merger Agreement").(16)
        10.28.2          -- First Amendment to Osborn Merger Agreement.(16)
        10.29.1          -- Agreement and Plan of Merger, dated as of December 9,
                            1996, by and among Benchmark Communications Radio Limited
                            Partnership, Benchmark Acquisition, Inc., Benchmark Radio
                            Acquisition Fund I Limited Partnership, Benchmark Radio
                            Acquisition Fund IV Limited Partnership, Benchmark Radio
                            Acquisition Fund VII Limited Partnership, Benchmark Radio
                            Acquisition Fund VIII Limited Partnership, Joe L. Mathis
                            IV, Bruce R. Spector, Capstar Partners and BCR Holding,
                            Inc. ("Benchmark Merger Agreement").(3)
        10.29.2          -- Letter Agreement Amending Benchmark Merger Agreement.(3)
        10.29.3          -- Letter Agreement amending Benchmark Merger Agreement.(3)
        10.29.4          -- Letter Agreement amending Benchmark Merger Agreement.(3)
        10.29.5          -- First Amendment to the Benchmark Merger Agreement.(17)
        10.29.6          -- Second Amendment to the Benchmark Merger Agreement.(17)
        10.30.1          -- Agreement and Plan of Merger, dated August 24, 1997, by and among SBI Holding Corporation, SBI Radio Acquisition
                            Corporation and SFX Broadcasting, Inc. (the "SFX Merger
                            Agreement")(21)
        10.30.2          -- Amendment No. 1 to SFX Merger Agreement.(22)
        10.30.3          -- Amendment No. 2 to the SFX Merger Agreement.(23)
        21.1             -- List of Subsidiaries.*
        27.1             -- Financial Data Schedule.*

---------------

  *  Filed herewith.

  +   Management contract or compensatory plan or arrangement.

 (1) Incorporated by reference to Commodore Media, Inc.'s ("Commodore") Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 33-92732.

 (2) Incorporated by reference to Commodore's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 33-92732.

 (3) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 333-25638.

 (4) Incorporated by reference to Capstar Partners's Amendment No. 1 to Registration Statement on Form S-4, dated July 8, 1997, File No. 333-25638.

 (5) Incorporated by reference to Capstar Partners's Registration Statement on Form S-1, dated April 16, 1997, File No. 333-25263.

 (6) Incorporated by reference to Commodore's Registration Statement on Form S-4, dated July 26, 1995, File No. 33-92732.

 (7) Incorporated by reference to Commodore's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-92732.

 (8) Incorporated by reference to Commodore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, File No. 33-92732.

 (9) Incorporated by reference to Commodore's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-92732.

(10) Incorporated by reference to Commodore's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 33-92732.

(11) Incorporated by reference to Capstar Partners's Amendment No. 2 to Registration Statement on Form S-4, dated August 5, 1997, File No. 333-25638.

(12) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 33-92732.

(13) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 333-25638.

(14) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated November 26, 1997, File No. 33-92732.

(15) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated February 13, 1998, File No. 333-25683.

(16) Incorporated by reference to Commodore's Current Report on Form 8-K, dated March 6, 1997, File No. 33-92732.

(17) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated August 6, 1997, File No. 33-92732.

(18) Incorporated by reference to Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-02732.

(19) Incorporated by reference to Capstar Radio's Registration Statement on Form S-4, dated August 6, 1997, File No. 33-02732.

(20) Incorporated by reference to Commodore's Registration Statement on Form S-4, dated July 26, 1995, File No. 33-02732.

(21) Incorporated by reference to SFX's Current Report on Form 8-K, dated August 26, 1997, File No. 000-22486.

(22) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22486.

(23) Incorporated by reference to SFX's Current Report on Form 8-K, dated February 17, 1998, File No. 000-22486.