Form 10-Q
period 1998-03-31
CAPSTAR RADIO BROADCASTING PARTNERS INC
filed 1998-05-11
CIK 945821

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 33-92732

                           CAPSTAR RADIO BROADCASTING
                                 PARTNERS, INC.
             (Exact name of Registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                                   13-3034720
                      (I.R.S. Employer Identification No.)

                   600 CONGRESS AVENUE
                        SUITE 1400
                      AUSTIN, TEXAS                                                   78701
         (Address of principal executive offices)                                   (Zip Code)

                                 (512) 340-7800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether Capstar Radio Broadcasting Partners, Inc.
(1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes [X]     No [ ]

     AT MAY 4, 1998, 1,113,068,214 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE ("COMMON STOCK"), OF CAPSTAR RADIO BROADCASTING PARTNERS, INC. WERE OUTSTANDING. AS OF SUCH DATE, THERE WAS NO PUBLIC MARKET FOR THE COMMON STOCK.

================================================================================

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1997 and
         March 31, 1998 (unaudited)..................................     2
         Consolidated Statements of Operations for the three months
         ended March 31, 1997 and 1998 (unaudited)...................     3
         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1997 and 1998 (unaudited)......     4
         Consolidated Statement of Stockholder's Equity for the three
         months ended March 31, 1998 (unaudited).....................     5
         Notes to Consolidated Financial Statements (unaudited)......     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    13
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...    19
         PART II -- OTHER INFORMATION
Item 2.  Changes in Securities.......................................    20
Item 4.  Submission of Matters to a Vote of Security Holders.........    20
Item 6.  Exhibits and Reports on Form 8-K............................    20

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a wholly owned subsidiary of Capstar Partners, (ii) the "Company" collectively refers to Capstar Radio Broadcasting Partners, Inc. and its subsidiaries, (iii) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., a wholly owned subsidiary of Capstar Broadcasting and (iv) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, the parent company of Capstar Partners, who owns all of the outstanding common stock of Capstar Partners.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                DECEMBER       MARCH 31,
                                                                  1997           1998
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................   $   70,719     $  216,657
  Accounts receivable, net of allowance for doubtful
     accounts of $2,889 and $3,688 at December 31, 1997 and
     March 31, 1998, respectively...........................       40,350         53,435
  Prepaid expenses and other current assets.................        3,699          5,424
                                                               ----------     ----------
          Total current assets..............................      114,768        275,516
Property and equipment, net.................................      105,505        133,388
Intangibles and other, net..................................      873,544      1,175,378
Other non-current assets....................................        3,055          3,408
                                                               ----------     ----------
          Total assets......................................   $1,096,872     $1,587,690
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt.........................   $    1,388     $   82,598
  Accounts payable..........................................       10,770          6,019
  Accrued liabilities.......................................       15,977         30,437
  Income taxes payable......................................        2,417          1,033
                                                               ----------     ----------
          Total current liabilities.........................       30,552        120,087
Long-term debt, net of current portion......................      426,192        204,875
Due to Parent...............................................       11,580          1,345
Deferred income taxes.......................................      167,233        243,001
                                                               ----------     ----------
          Total liabilities.................................      635,557        569,308
                                                               ----------     ----------
Commitments and contingencies
Stockholder's equity:
  Common Stock, $.01 par value, 500,000,000 and
     1,500,000,000 shares authorized; 475,874,792 and
     1,058,300,911 shares issued and outstanding at December
     31, 1997 and March 31, 1998, respectively..............        4,759         10,583
  Additional paid-in capital................................      491,085      1,065,214
  Accumulated deficit.......................................      (34,529)       (57,415)
                                                               ----------     ----------
          Total stockholder's equity........................      461,315      1,018,382
                                                               ----------     ----------
          Total liabilities and stockholder's equity........   $1,096,872     $1,587,690
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                1997            1998
                                                              ---------       ---------
Gross broadcast revenue.....................................   $27,180        $ 70,086
Less: agency commissions....................................    (2,078)         (6,011)
                                                               -------        --------
  Net broadcast revenue.....................................    25,102          64,075
                                                               -------        --------
Operating expenses:
  Programming, technical and news...........................     6,357          15,780
  Sales and promotion.......................................     6,737          18,009
  General and administrative................................     5,210          13,971
Corporate expenses..........................................     1,942           3,575
Corporate expenses -- noncash compensation..................     2,469          15,793
Depreciation and amortization...............................     3,725          10,968
                                                               -------        --------
Operating loss..............................................    (1,338)        (14,021)
Other expense:
  Interest expense..........................................    (4,567)        (12,334)
  Interest income...........................................       128             417
  Other expenses, net.......................................       (65)           (134)
                                                               -------        --------
Loss before benefit for income taxes and extraordinary
  item......................................................    (5,842)        (26,072)
Benefit for income taxes....................................    (1,046)         (3,186)
                                                               -------        --------
Loss before extraordinary item..............................    (4,796)        (22,886)
Extraordinary item, loss on early extinguishment of debt....      (598)             --
                                                               -------        --------
Net loss....................................................    (5,394)        (22,886)
Dividends and accretion on preferred stocks.................      (794)             --
                                                               -------        --------
Net loss attributable to common stock.......................   $(6,188)       $(22,886)
                                                               =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
Net cash provided by operating activities...................  $   2,714    $     127
                                                              ---------    ---------
Cash flows from investing activities:
  Proceeds on sale of broadcasting property.................         --       52,335
  Purchase of property and equipment........................     (1,650)      (4,076)
  Payments for acquisitions, net of cash acquired...........   (126,912)     (83,262)
  Payments for pending acquisitions.........................    (16,254)      (8,138)
  Other investing activities, net...........................       (161)        (353)
                                                              ---------    ---------
          Net cash used in investing activities.............   (144,977)     (43,494)
                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from credit facility.............................     22,300      105,600
  Repayment of long-term debt and credit facility...........    (24,739)    (248,256)
  Payments of financing related costs.......................     (3,898)          --
  Net proceeds from issuance of common stock................    157,417      556,630
  Redemption of preferred stock.............................       (811)          --
  Dividends paid............................................         --     (224,669)
                                                              ---------    ---------
          Net cash provided by financing activities.........    150,269      189,305
                                                              ---------    ---------
Net increase in cash and cash equivalents...................      8,006      145,938
Cash and cash equivalents at beginning of period............      9,161       70,719
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  17,167    $ 216,657
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        COMMON STOCK
                                   -----------------------   ADDITIONAL                     TOTAL
                                      NUMBER         PAR      PAID-IN     ACCUMULATED   STOCKHOLDER'S
                                     OF SHARES      VALUE     CAPITAL       DEFICIT        EQUITY
                                   -------------   -------   ----------   -----------   -------------
Balance at January 1, 1998.......    475,874,792   $ 4,759   $  491,085    $(34,529)     $  461,315
Issuance of Common Stock.........    582,426,119     5,824      783,005          --         788,829
Dividends........................             --        --     (224,669)         --        (224,669)
Compensation Expense.............             --        --       15,793          --          15,793
Net loss.........................             --        --           --     (22,886)        (22,886)
                                   -------------   -------   ----------    --------      ----------
Balance at March 31, 1998........  1,058,300,911   $10,583   $1,065,214    $(57,415)     $1,018,382
                                   =============   =======   ==========    ========      ==========

   The accompanying notes are an integral part of the consolidated financial statements

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)
NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three months ended March 31, 1997 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for Capstar Radio included in Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements include the accounts of Capstar Radio (formerly named Commodore Media, Inc.) and its direct and indirect wholly-owned subsidiaries. Capstar Partners owns all of the outstanding common stock of Capstar Radio.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 -- ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

     During the three months ended March 31, 1998, the Company acquired 20 AM and 35 FM radio stations and related broadcast equipment through several acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Acquisition activity during the three months ended March 31, 1998 is as follows. All consideration paid for the acquisitions scheduled below consisted solely of cash and notes.

           STATIONS ACQUIRED             DATE OF ACQUISITION    PURCHASE OF       COST
           -----------------             -------------------    ------------    --------
14 AM and 25 FM........................  January                Common Stock    $227,186
1 AM and 2 FM..........................  January                Common Stock      16,281
3 AM and 5 FM..........................  January                Assets            66,180
1 AM...................................  January                Assets             2,010
1 AM and 2 FM..........................  February               Assets             5,514
1 FM...................................  February               Assets             1,735
                                                                                --------
                                                                                $318,906
                                                                                ========

     The acquisitions during the three months ended March 31, 1998 are summarized in the aggregate as follows:

                                                              FOR THE THREE MONTHS
                                                              ENDED MARCH 31, 1998
                                                              --------------------
Consideration:
  Cash and notes............................................        $ 81,198
  Contributed by Capstar Partners...........................         224,186
  Acquisition costs.........................................          13,522
                                                                    --------
          Total.............................................        $318,906
                                                                    ========
Assets acquired and liabilities assumed:
  Cash......................................................        $    631
  Accounts receivable.......................................          14,079
  Prepaid expenses and other................................             388
  Property and equipment....................................          31,082
  Intangible assets.........................................         354,150
  Accounts payable..........................................            (117)
  Accrued liabilities.......................................          (2,355)
  Deferred income taxes.....................................         (78,952)
                                                                    --------
          Total.............................................        $318,906
                                                                    ========

     Additionally, during the three months ended March 31, 1998, the Company disposed of 3 AM and 4 FM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $52,335. The carrying value of net assets sold related to these stations approximated the consideration received.

     The following unaudited proforma summary presents the consolidated results of operations for the three months ended March 31, 1997 and 1998 as if the acquisitions and dispositions completed as of March 31, 1998 had occurred at the beginning of 1997. These pro forma results have been prepared for the comparative

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
Net revenue.................................................  $ 58,038     $ 65,836
                                                              ========     ========
Loss before extraordinary item..............................    (5,191)     (22,928)
                                                              ========     ========
Loss before dividend and accretion on preferred stock.......    (5,789)     (22,928)
                                                              ========     ========

     Subsequent to March 31, 1998, the Company acquired 2 AM and 5 FM radio stations and related broadcast equipment through several acquisitions for aggregate consideration of approximately $32,390. The acquisitions were funded through prior equity infusions by the principal stockholders of the Company's parent. The Company previously operated 5 of these stations under either Local Marketing Agreements ("LMA's") or Joint Sales Agreements ("JSA's"). Also subsequent to March 31, 1998, the Company acquired Prophet Systems, Inc., a manufacturer, seller and distributor of combination hardware-software devices which permit the remote programming of radio station broadcasts, for a purchase price of $15.0 million in cash and 2,857,144 shares of Class A common stock, par value $0.01 per share, of Capstar Broadcasting (the "Class A Common Stock") with a deemed value of $10.0 million. The Class A Common Stock will be issued by Capstar Broadcasting upon satisfaction of certain conditions contained in the purchase agreement.

     Additionally, the Company has entered into numerous agreements to acquire additional radio stations (8 AM and 22 FM) and related broadcast equipment for aggregate consideration of approximately $136,205. The Company currently operates 19 of these stations under either LMA's or JSA's.

     Subsequent to March 31, 1998, the Company disposed of 2 AM and 4 FM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $39,500. The carrying value of net assets sold related to these stations approximated the contract sales price.

     The Company has also entered into agreements for the disposition of 3 AM and 7 FM stations for aggregate consideration of approximately $57,466. The carrying value of net assets to be sold related to these stations approximated the contract sales price.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DEPRECIABLE
                                                   DEPRECIATION       LIFE       DECEMBER 31,   MARCH 31,
                                                      METHOD         (YEARS)         1997         1998
                                                   -------------   -----------   ------------   ---------
Buildings and improvements.......................  Straight-line    5-20           $ 16,819     $ 29,244
Broadcasting and other equipment.................  Straight-line    3-20             84,331      100,665
Equipment under capital lease obligations........  Straight-line     3-5              1,356        1,349
                                                                                   --------     --------
                                                                                    102,506      131,258
Accumulated depreciation and amortization........                                   (10,211)     (13,404)
                                                                                   --------     --------
                                                                                     92,295      117,854
Land.............................................                                    13,210       15,534
                                                                                   --------     --------
                                                                                   $105,505     $133,388
                                                                                   ========     ========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Depreciation and amortization expense for the three months ended March 31, 1997 and 1998 was approximately $1,379 and $3,416, respectively.

NOTE 5 -- INTANGIBLES

     Intangibles consists of the following:

                                                                 AMORTIZABLE
                                                AMORTIZATION        LIFE       DECEMBER 31,   MARCH 31,
                                                   METHOD          (YEARS)         1997          1998
                                               ---------------   -----------   ------------   ----------
FCC licenses.................................    Straight-line     40            $861,307     $1,162,852
Goodwill.....................................    Straight-line     40               2,784          3,855
Noncompete agreements........................    Straight-line     1-3              6,115         11,115
Organization costs...........................    Straight-line      5               3,040          3,040
Deferred financing costs.....................  Interest Method     --              12,967         12,255
Other........................................    Straight-line     3-5              6,700          6,700
                                                                                 --------     ----------
                                                                                  892,913      1,199,817
Accumulated amortization.....................                                     (25,248)       (32,577)
                                                                                 --------     ----------
                                                                                  867,665      1,167,240
Pending acquisitions costs...................                                       5,879          8,138
                                                                                 --------     ----------
                                                                                 $873,544     $1,175,378
                                                                                 ========     ==========

     Amortization expense of intangible assets for the three months ended March 31, 1997 and 1998 was approximately $2,346 and $7,552, respectively.

NOTE 6 -- ACCRUED LIABILITIES

     Accrued liabilities consists of the following:

                                                              DECEMBER 31,    MARCH 31,
                                                                  1997          1998
                                                              ------------    ---------
Accrued compensation........................................    $ 4,221        $ 2,634
Accrued acquisition costs...................................      5,284          9,826
Accrued interest............................................        960          7,045
Accrued commissions.........................................      2,403          2,974
Other.......................................................      3,109          7,958
                                                                -------        -------
                                                                $15,977        $30,437
                                                                =======        =======

NOTE 7 -- LONG-TERM DEBT

     Currently, the Company is negotiating to enter into a new credit facility (the "New Credit Facility"). The New Credit Facility will consist of a $550,000 revolving loan facility, a $600,000 term loan facility (the "A Term Loan"), a $250,000 term loan facility (the "B Term Loan") and additional term loans and revolving loans in an aggregate amount up to $500,000 subject to future commitment availability. Borrowing under the Capstar Credit Facility will bear interest at floating rates and require interest payments on varying dates depending on the interest rate options selected by the Company. The Current Credit Facility, which had a zero balance at March 31, 1998, will be terminated when the Company enters into the New Credit Facility.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8 -- STOCKHOLDER'S EQUITY

     During the three months ended March 31, 1998, Capstar Radio issued 582,426,119 shares of common stock, par value $.01 per share to Capstar Partners at purchase prices ranging from $1.33 to $1.40 per share. The proceeds were used in part to fund a portion of the acquisitions described in Note 3 above and pay down the credit facility in full. Amounts available under the existing credit facility amounted to $180,955 due to outstanding letters of credit.

     During the three months ended March 31, 1998, Capstar Radio declared and paid to Capstar Partners cash dividends totaling $224,669 primarily to fund certain radio station acquisitions.

     During the three months ended March 31, 1998 Capstar Radio recognized $15,973 of noncash compensation expense relating to certain warrants and non-recourse notes due to the increase in the fair market value of Capstar Broadcasting's common stock.

     In January 1998, Capstar Radio amended its Certificate of Incorporation to increase the number of authorized shares of Common Stock to 1,500,000,000.

NOTE 9 -- SUBSEQUENT EVENTS

     On March 26, 1998, Capstar Radio announced an offer to purchase for cash any and all of its $76,808 aggregate principal amount of 13 1/4% Senior Subordinated Notes due 2003 (the "13 1/4% Notes"). On April 28, 1998, Capstar Radio purchased all of the outstanding 13 1/4% Notes for an aggregate purchase price of $90,200, including a $10,700 purchase premium and $2,700 of accrued interest, resulting in an extraordinary loss, net of tax, of approximately $4,700, which will be recognized in the second quarter of 1998.

     Capstar Broadcasting has filed a registration statement with the Securities and Exchange Commission to register certain of its Class A common stock, par value $0.01 per share, in an initial public offering (the "Offering"). Capstar Broadcasting anticipates that it will consummate the Offering; however, the closing of the Offering is subject to various conditions.

     In April 1998, Capstar Broadcasting granted approximately 5,853,400 options at an exercise price of $1.75. Accordingly, Capstar Broadcasting will record compensation expense, which will be passed down to Capstar Radio, for the difference between $1.75 and the initial public offering price.

     Capstar Broadcasting has granted five warrants to R. Steven Hicks, Capstar Broadcasting's Chief Executive Officer. In 1996 and 1997, Capstar Broadcasting granted three warrants to R. Steven Hicks pursuant to which Mr. Hicks or the holder of such warrants became entitled to purchase up to 7,440,000 shares, 2,042,545 shares and 987,970 shares, respectively, of the Class C common stock of Capstar Broadcasting (the "Class C Common Stock") at any time or from time to time prior to the termination date of such warrants (the "Original Regular Warrants"), and, upon the fulfillment of certain triggering events (which are based on the achievement of a 30% internal rate of return on the respective investments in Capstar Broadcasting by Hicks Muse and its affiliates), Mr. Hicks or the holder thereof would become entitled to purchase up to an additional 1,860,000 shares, 510,638 shares, and 2,243,233 shares, respectively, of Class C Common Stock (the "Original Incentive Warrants" and, together with the Original Regular Warrants, the "Original Warrants"). The per share exercise price of each of the Original Warrants was $1.00, $1.10 and $1.33, respectively, subject in each case to increase by an annual rate of interest equal to 8% per year commencing on the date of grant of each warrant. Effective April 1, 1998, the Original Warrants were amended and restated, such that (i) the per share exercise price for each of the Original Warrants is $1.44, $1.54 and $1.81, respectively, and (ii) the Original Incentive Warrants are exercisable on the earlier to occur of June 30, 2001 or a Sale of the Company (as defined) if Mr. Hicks is then employed in any capacity with Capstar Broadcasting. A "Sale of the Company" means (i) a sale of all or substantially all of the assets or

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

outstanding equity securities of Capstar Broadcasting or (ii) a merger or other combination (whether or not Capstar Broadcasting is the surviving corporation) in which the stockholders of the Company do not own a majority of the then outstanding voting or economic interests of the surviving corporation and a majority of the directors of the surviving corporation consists of persons who were not either members of the Board of Directors of Capstar Broadcasting immediately prior to the merger or other combination or designees of Hicks Muse and its affiliates, if in the case of clause (i) or (ii), (A) the stockholders of Capstar Broadcasting receive per share consideration in the form of cash or readily marketable securities that equals or exceeds the lesser of (1) $6.00 per share or (2) the greater of (x) a per share amount equal to $1.40 compounded at an annual rate of 30% for the period from April 3, 1998 to the end of the calendar month immediately preceding the consummation of the sale or (y) a per share amount equal to the initial public offering price in a qualified initial public offering (as defined in the Original Warrant) compounded at an annual rate of 20% for the period from the date on which such offering is consummated to the end of the calendar month immediately preceding the consummation of the sale and (B) the purchaser is not an affiliate of Hicks Muse.

     The fourth warrant (the "Fourth Warrant") was granted to Mr. Hicks in April 1998 and provides that, subject to certain exceptions, on the earlier to occur of June 30, 2001 or a Sale of the Company, if Mr. Hicks is then employed in any capacity with Capstar Broadcasting, Mr. Hicks or the holder thereof may purchase up to 1,879,699 shares of Class C Common Stock at an exercise price equal to $1.71 per share.

     The fifth warrant was also granted to Mr. Hicks in April 1998 and provides that Mr. Hicks or the holder thereof may purchase up to 5,000,000 shares of Class C Common Stock at an exercise price equal to $1.40 per share if the fair market value (as defined in the warrant) of the Class A Common Stock, calculated on a daily basis, equals or exceeds $6.00 per share for a period of 180 consecutive days during the period from the date of grant of the warrant through May 31, 2003. Subject to certain exceptions, after the warrant becomes exercisable, the warrant may be exercised from time to time until (and including) the later to occur of May 31, 2003 and the 90th day after the warrant becomes exercisable. Twenty percent of the shares of Class C Common Stock issuable pursuant to the warrant vest on the first anniversary date of the warrant, and 1/60th of such shares of Class C Common Stock vest on the last day of each calendar month thereafter. If a Sale of the Company is completed, then the shares of Class C Common Stock issuable pursuant to the warrant fully vest and become exercisable immediately prior to the consummation of the Sale of the Company.

     Certain executives of Capstar Broadcasting were also granted warrants (together with the warrants granted to R. Steven Hicks (including the Original Warrants), the "Warrants") in April 1998 to purchase up to a total of 5,000,000 shares of Class A Common Stock at an exercise price of $1.40 per share. The terms of these warrants are the same as the terms of the fifth warrant granted to Mr. Hicks.

     In addition, each Warrant contains provisions addressing the vesting and exercisability of such Warrant under various events of termination of employment of the grantee.

     Capstar Broadcasting expects to recognize a non-cash compensation charge of $4.9 million in the second quarter of 1998 in connection with the amendment and restatement of the Original Regular Warrants and the Original Incentive Warrants and the grant of the fourth warrant to Mr. Hicks. With respect to the Original Regular Warrants, the entire charge of $4.8 million will be recognized in the second quarter of 1998. With respect to the Original Incentive Warrants and the fourth warrant, the total charge of $1.9 million will be recognized (i) ratably, or $100,000 per fiscal quarter, over the three year vesting period of such warrants, or (ii) ratably until there is a Sale of the Company (as defined) whereupon the entire unrecognized charge will be recognized immediately. In addition, in connection with the fifth warrant granted to Mr. Hicks and the three warrants granted to certain other executives of Capstar Broadcasting in April 1998, all of which vest over a five-year period, once the triggering event occurs, Capstar Broadcasting will recognize a charge calculated based upon (i) the difference between the price per share of the Class A Common Stock or the Class C Common Stock on that date and the exercise price per share of the warrants and (ii) the portion of the

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

warrants which have vested. The remaining unrecognized charge will be recognized pro rata over the remaining vesting period, if any.

     On April 1, 1998, Capstar Broadcasting granted stock options under its stock option plan to certain key employees, which stock options are exercisable for the purchase of up to 5,853,400 shares of Class A Common Stock at a per share exercise price of $1.75. Capstar Broadcasting expects to record a non-cash compensation charge in the second quarter of 1998 in connection with such stock option grants, which will be charged ratably over the five-year vesting period of such stock options.

     Pursuant to a merger agreement, dated August 24, 1997, between certain affiliates of Capstar Broadcasting and SFX Broadcasting, Inc. ("SFX"), Capstar Broadcasting may acquire SFX for a total cash cost of the merger, related repayment of SFX's existing indebtedness and redemption of SFX's preferred stock of approximately $2.1 billion, if completed by May 31, 1998. To secure the obligation under the merger agreement, Capstar Broadcasting has placed into escrow a $100.0 million letter of credit. This letter of credit was not issued under the Existing Credit Facility (as defined). Upon consummation of the merger, such letter of credit will be released to Capstar Broadcasting. Upon consummation of the merger, SFX and its subsidiaries will own and operate or provide services to or have the right to acquire 85 radio stations (65 FM and 20
AM) in 28 markets. Capstar Broadcasting will pay Hicks Muse Partners approximately $32.2 million upon the consummation of the merger.

     Concurrently with the SFX merger, Capstar Broadcasting will exchange one radio station in the Houston, Texas market having a deemed value of $143.2 million with Chancellor Media for three radio stations in the Austin, Texas market and two radio stations in the Jacksonville, Florida market. In addition, Capstar Broadcasting has committed to sell 10 other radio stations in the Dallas and Houston, Texas; San Diego, California and Pittsburgh, Pennsylvania markets having an aggregate deemed market value of $494.3 million, which will be acquired in the merger with SFX, to Chancellor Media during the three-year period ending February 20, 2001, in exchange for radio stations identified by Capstar Broadcasting and acquired for exchange by Chancellor Media during such period. After consummation of the acquisition of SFX, Chancellor Media will provide services to such 10 radio stations under separate LMAs. Capstar Broadcasting will pay Hicks Muse Partners approximately $10.4 million in connection with the sale of the 11 stations to Chancellor Media and the sale of KKPN-FM. Additionally, as part of the merger with SFX, Chancellor Media will loan up to $250 million to Capstar Broadcasting to be part of the financing used in the consummation of the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this Quarterly Report. Periodically, the Company may make statements about trends, future plans and the Company's prospects. Actual results may differ materially from those described in such forward looking statements based on the risks and uncertainties facing the Company, including but not limited to, the following: business conditions and growth in the radio industry and the general economy; competitive factors; changes in interest rates; the failure or inability to renew one or more of the Company's broadcasting licenses; and the factors described in "Risks Associated with Business Activities" described in Capstar Partners' and Capstar Radio's Form 10-K for the year ended December 31, 1997.

     A radio broadcast company's revenues are derived primarily from the sale of time to local and national advertisers. Those revenues are affected by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Radio stations attempt to maximize revenues by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

     Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being lowest in the first calendar quarter and highest in the second and fourth calendar quarters of each year. A radio station's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, a radio station's ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

     The Company's results of operations from period to period have not historically been comparable because of the impact of the various acquisitions and dispositions that the Company has completed. For a description of the transactions completed by the Company, see Capstar Partners' and Capstar Radio's Form 10-K for the year ended December 31, 1997 and Note 3 to Capstar Partners' unaudited March 31, 1998 financial statements located in Item 1.

     As of March 31, 1998, the Company currently owns and operates, provides programming to or sells advertising on behalf of 245 radio stations located in 60 markets. Following completion of the pending acquisitions and the pending dispositions, excluding the potential SFX Acquisition discussed in Capstar Partners' and Capstar Radio's Form 10-K for the year ended December 31, 1997, the Company will own and operate, provide programming to or sell advertising on behalf of 239 radio stations located in 60 markets. The Company anticipates that it will consummate the pending acquisitions and dispositions; however, the closing of each such acquisition or disposition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control. No assurances can be given that the regulatory approval will be received.

     In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash compensation expense). Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and noncash compensation expense. EBITDA (before noncash compensation expense) consists of operating income before depreciation, amortization and noncash compensation expense. Although broadcast cash flow and EBITDA (before noncash compensation expense) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

  Results of Operations

     The following table presents summary supplemental historical consolidated financial data of Capstar Radio for the three months ended March 31, 1997 and 1998.

                                                               FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                              -----------------------
                                                                1997           1998
                                                              ---------      --------
                                                              (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net broadcast revenue.....................................  $  25,102      $ 64,075
  Station operating expenses................................     18,304        47,760
  Corporate expenses........................................      1,942         3,575
  Corporate expenses -- noncash compensation................      2,469        15,793
  Depreciation and amortization.............................      3,725        10,968
  Operating loss............................................     (1,338)      (14,021)
  Interest expense..........................................     (4,567)      (12,334)
          Net loss attributable to common stock.............  $  (6,188)     $(22,886)
OTHER DATA:
  Broadcast cash flow(1)....................................  $   6,798      $ 16,315
  Broadcast cash flow margin................................       27.1%         25.5%
  EBITDA (before noncash compensation expense)(2)...........      4,856        12,740
  Cash flows related to:
  Operating activities......................................      2,714           127
  Investing activities......................................   (144,977)      (43,494)
  Financing activities......................................    150,269       189,305
  Capital expenditures......................................  $   1,650      $  4,076

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses and noncash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this may not be compared to similarly titled measures employed by other companies.

(2) EBITDA (before noncash compensation expense) consists of operating income before depreciation, amortization, and noncash compensation expense. Although EBITDA (before noncash compensation expense) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before noncash compensation expense) is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

  Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1998

     Net Broadcast Revenue. As a result of the factors described above, net broadcast revenue increased $39.0 million or 155.3% to $64.1 million for the three months ended March 31, 1998 from $25.1 million for the three months ended March 31, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from JSAs and LMAs entered into during the three months ended March 31, 1998 and 1997. On a same station basis, for stations owned or operated as of March 31, 1998, net revenue increased $7.8 million or 13.4% to $65.8 million from $58.0 million in the three months ended March 31, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. As a result of the factors described above, station operating expenses increased $29.5 million or 160.9% to $47.8 million for the three months ended March 31, 1998 from $18.3 million for the three months ended March 31, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the JSAs and the LMAs entered into during the periods ended March 31, 1998 and 1997. On a same station basis, for stations owned or operated as of March 31, 1998, operating expenses increased $2.5 million or 5.4% to $49.1 million from $46.6 million in the period ended March 31, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 80.3% in 1997 to 74.6% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. As a result of the factors described above, corporate expenses increased $1.6 million or 84.1% to $3.6 million for the three months ended March 31, 1998 from approximately $1.9 million for the three months ended March 31, 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $7.3 million or 194.4% to $11.0 million for the three months ended March 31, 1998 from $3.7 million for the three months ended March 31, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Noncash compensation expense related to certain warrants issued to Capstar Broadcasting's Chief Executive Officer in 1996 and 1997 in connection with certain transactions and certain stockholder non-recourse notes increased $13.3 million or 539.7% to $15.8 million in the three months ended March 31, 1998 from $2.5 million in the three months ended March 31, 1997 due to the increase in the fair value of Capstar Broadcasting's common stock as determined by the expected mid-point of the initial public offering range.

     Other Expense (Income). Interest expense increased $7.7 million or 170.1% to $12.3 million in the three months ended March 31, 1998 from $4.6 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions. Other income increased approximately $200,000 to approximately $300,000 for the three months ended March 31, 1998 from approximately $100,000 in other income in the same period in 1997. An extraordinary loss of approximately $600,000 on extinguishment of debt was recorded in 1997, related to the write-off of deferred financing fees associated with the GulfStar credit facility, which was refinanced during the period.

     Net Loss Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased $16.7 million to $22.9 million for the three months ended March 31, 1998 from $6.2 million for the three months ended March 31, 1997.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $9.5 million or 140.0% to $16.3 million for the three months ended March 31, 1998 from $6.8 million for the three months ended March 31, 1997. The broadcast cash flow margin was 25.5% for the three months ended March 31, 1998 compared to 27.1% for the three months ended March 31, 1997.

     EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA (before noncash compensation expense) increased $7.8 million or 160.5% to $12.7 million for the three months ended March 31, 1998 from $4.9 million for the three months ended March 31, 1997. The EBITDA (before noncash compensation expense) margin for the three months ended March 31, 1998 was 19.9% compared to 19.3% for the three months ended March 31, 1997.

SFX ACQUISITION AND CAPSTAR BROADCASTING OFFERING

     Pursuant to a merger agreement dated as of August 24, 1997, as amended, a subsidiary of SBI Holding Corporation ("SBI") will be merged, subject to certain conditions, with and into SFX Broadcasting, Inc. ("SFX"), with SFX continuing as the surviving corporation and an indirect wholly-owned subsidiary of Capstar Broadcasting and, upon certain events, the Company (the "SFX Acquisition"). The Company expects that Hicks, Muse, Tate & Furst Equity Fund III, L.P., the sole stockholder of SBI, will contribute SBI to Capstar Broadcasting prior to the SFX Acquisition.

     Capstar Broadcasting has announced that it has filed with the Securities and Exchange Commission a registration statement for an initial public offering of shares of Capstar Broadcasting's Class A common stock (the "Offering"), the proceeds of which will be used to partially finance the SFX Acquisition. There can be no assurances that the Offering will be consummated. If the Offering is consummated, the Company expects that SFX, once acquired, will be contributed through Capstar Partners to Capstar Radio. If the Offering is not consummated, the Company does not expect SFX to become a subsidiary of Capstar Radio but will remain a direct subsidiary of Capstar Broadcasting. In this event, Capstar Broadcasting expects that it will partially finance the SFX Acquisition through a combination of borrowing under its New Credit Facility (as defined) and asset sales to SFX. No assurances can be made that the SFX Acquisition or the Offering will be consummated.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's acquisition strategy has required a significant portion of the Company's capital resources. The Transactions completed by the Company were funded from one or a combination of the following sources: (i) equity investments in the Company from Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and its affiliates and management of the Company of approximately $872.7 million; (ii) assumption of indebtedness of acquired companies, including the 13 1/4% Senior Subordinated Notes due 2003 of Commodore Media, Inc. (the
"13 1/4% Capstar Notes"), of approximately $76.8 million of principal; (iii) net proceeds from the issuance of the 12 3/4% Senior Discount Notes due 2009 of Capstar Partners (the "12 3/4% Capstar Notes") in February 1997 of approximately $150.3 million; (iv) net proceeds from the issuance of the 12% Senior Exchangeable Preferred Stock, par value $0.01 per share, of Capstar Partners (the "12% Capstar Partners Preferred Stock") in June 1997 of approximately $100.0 million; (v) net proceeds from the issuance of the 9 1/4% Senior Subordinated Notes due 2007 of Capstar Radio (the "9 1/4% Capstar Notes") in June 1997 of approximately $199.2 million; (vi) borrowings under the existing credit agreement and other bank indebtedness of the Company of approximately $141.7 million; and (vii) net proceeds from dispositions of certain assets of the Company of approximately $107.7 million.

     On April 28, 1998, Capstar Radio purchased all of the outstanding 13 1/4% Capstar Notes for an aggregate purchase price of $90.2 million, including a $10.7 million purchase premium and $2.7 million of accrued interest, which amount was funded with the proceeds of an equity investment in the Company by an affiliate of Hicks Muse in 1998.

     In June 1997, the Company issued the 9 1/4% Capstar Notes in connection with certain acquisitions that were completed during the third quarter of 1997. As of March 31, 1998, the outstanding principal balance was $199.2 million. Interest on the 9 1/4% Capstar Notes is payable semi-annually on January 1 and July 1 of each year until maturity on July 1, 2007.

     The Company has entered into an amended and restated credit agreement (the "Existing Credit Facility") that consists of a $200.0 million revolving loan facility, $75.0 million of which is available to the Company for issuance of letters of credit for its account or the account of its subsidiaries. The Existing Credit Facility also provides that under certain circumstances, the Company may request additional revolving loan commitments in $50.0 million increments, the aggregate not to exceed $150.0 million. The availability of such additional commitments under the Existing Credit Facility is subject to the sole discretion of the banks then party to the Existing Credit Facility. The Company may not request term loan commitments after December 31, 1998. All loans outstanding under the Existing Credit Facility will mature August 1, 2004. Borrowings under the Existing Credit Facility bear interest at floating rate and require interest payments on varying dates depending on the interest rate option selected by the Company. As of March 31, 1998, the Company had no principal balance outstanding under the Existing Credit Facility and approximately $181.0 million would have been available for borrowings thereunder.

     In 1998, the Company received proceeds in the amount of $634.1 million from equity investments of Hicks Muse and its affiliates, of which (i) approximately $467.7 million was used to consummate station acquisitions, to repay indebtedness under the Existing Credit Facility, and to purchase all of the outstanding 13 1/4% Capstar Notes and (ii) approximately $166.4 million will be used to consummate in part the SFX Acquisition and its related transactions.

     The SFX Acquisition and its related transactions and the fees and expenses related thereto will be funded with the net proceeds of the Offering, anticipated borrowings of Capstar Broadcasting from Chancellor Media, anticipated borrowings of the Company under the New Credit Facility (herein so called), the net proceeds from the anticipated sale of certain radio stations, and cash on hand. As a result of the financing of its acquisitions (including the anticipated financing of the SFX Acquisition and its related transactions), the

Company has a substantial amount of long-term indebtedness, and for the foreseeable future, the Company will use a large percentage of its cash to make payments under such indebtedness.

     Concurrently with the Offering, Capstar Radio will enter into the New Credit Facility. The New Credit Facility will consist of a $550.0 million revolving loan, a $600.0 million term loan facility (the "A Term Loan"), a $250.0 million term loan facility (the "B Term Loan") and additional term loans and revolving loans in an aggregate amount up to $500.0 million subject to future commitment availability. Borrowings under the New Credit Facility will bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. After the consummation of the SFX Acquisition and other related transactions, the Company expects to have borrowings of approximately $811.4 million outstanding under the New Credit Facility ($600.0 million under the A Term Loan and $211.4 million under the B Term Loan) with a weighted average effective interest rate of 9.75% per annum. The A Term Loan will require scheduled annual principal payments, payable quarterly, of $60.0 million in the second year following the second borrowing contemplated under the A Term Loan, $90.0 million in the third and fourth years following the second borrowing, and $120.0 million in the fifth, sixth and seventh years following the second borrowing. The B Term Loan will require scheduled annual principal payments, payable quarterly, of $2.5 million in the first, second, third, fourth and fifth years following the Closing Date (as defined), $112.5 million in the sixth year following the Closing Date and $125.0 million in the seventh year following the Closing Date. The Company's Existing Credit Facility will be terminated when the Company enters into the New Credit Facility.

     SFX will remain liable after the consummation of the SFX Acquisition for the outstanding indebtedness of SFX under the 10 3/4% Senior Subordinated Notes due 2006 of SFX ("the 10 3/4% SFX Notes) and the 11 3/8% Senior Subordinated Notes due 2000 of SFX (the "11 3/8% SFX Notes). The Company expects that the outstanding principal balance under the 10 3/4% SFX Notes and the 11 3/8% SFX Notes will be $296.0 million and $600,000, respectively, after giving effect to the Company's redemption of $154.0 million aggregate principal amount of the 10 3/4% SFX Notes as described below. After giving effect to the contemplated redemption, interest payments of approximately $15.9 million will be payable on the 10 3/4% SFX Notes semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. Interest payments of approximately $32,000 will be payable on the 11 3/8% SFX Notes semi-annually on April 1 and October 1 of each year until maturity on October 1, 2000. After the consummation of the SFX Acquisition, the Company intends to redeem $154.0 million aggregate principal amount of the 10 3/4% SFX Notes for an aggregate purchase price of $172.6 million, including a $16.6 million redemption premium and $2.1 million of accrued interest. The Company will deliver a notice of redemption to each holder of the 10 3/4% SFX Notes from whom notes will be redeemed as soon as practicable after the SFX Acquisition. The SFX Acquisition will result in a change of control under the indentures governing the 10 3/4% SFX Notes and the 11 3/8% SFX Notes, and accordingly, SFX will be obligated to offer (a "change of control offer") to purchase such notes from the holders thereof pursuant to which each holder of the 10 3/4% SFX Notes or 11 3/8% SFX Notes will have the right to require that SFX purchase all or a portion of such holder's notes pursuant to the change of control offer at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase. The Company anticipates that such repurchases, if any, will be funded with borrowings under the New Credit Facility.

     SFX has issued 2,250,000 shares of 12 5/8% Series E Cumulative Exchangeable Preferred Stock due 2006, par value $0.01 per share (the "12 5/8% SFX Preferred Stock") and all such shares will be outstanding for at least 30 days after the consummation of the SFX Acquisition. Dividends on the 12 5/8% SFX Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at SFX's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of 12 5/8% SFX Preferred Stock having a liquidation preference equal to the amount of such dividend. The Company intends to cause SFX to pay in kind dividends, rather than cash, through January 15, 2002. After the consummation of the SFX Acquisition, the Company also intends to redeem $119.6 million aggregate liquidation preference of the 12 5/8% SFX Preferred Stock for an aggregate purchase price of $141.6 million, including a $15.1 million redemption premium and $6.9 million of accrued dividends. The Company will deliver a notice of redemption to each holder of the 12 5/8% SFX Preferred Stock from whom preferred stock will be redeemed as soon as practicable after the SFX Acquisition. The SFX Acquisition will result in a change of control under the certificate of designation that governs the 12 5/8% SFX Preferred Stock, and accordingly, SFX will be obligated to make a change of control offer to the holders of the 12 5/8% SFX Preferred Stock pursuant to which each holder will have the right to require that SFX offer to purchase all or a portion of such holder's shares of 12 5/8% SFX Preferred Stock pursuant to the change of control offer at an offer price in cash equal to 101% of the aggregate liquidation preference thereof plus accrued and unpaid dividends, if any, thereon to the date of purchase. The Company anticipates that such repurchases, if any, will be funded with borrowings under the New Credit Facility.

     SFX estimates that it has incurred a tax liability of approximately $84.0 million from SFX's distribution on April 27, 1998 of all of the capital stock owned by SFX in SFX Entertainment, Inc. ("SFX Entertainment") to certain of SFX's stockholders and other security holders (the "Spin-Off"). SFX Entertainment has agreed to fully indemnify SFX from and against such tax liability (including any tax liability of SFX arising from such indemnification payments), which full indemnity payments are estimated to be approximately $120.0 million. The Company expects that any such indemnity payments will be due beginning on or about July 1, 1998. It is the Company's understanding that SFX Entertainment intends to pay such indemnification amounts with the proceeds from a public offering of SFX Entertainment's capital stock. No assurances can be given that SFX Entertainment's public offering will be successful or, if successful, that such payments will be timely made. If such indemnification payment is not received from SFX Entertainment, the Company expects that SFX will pay its tax liability when due with borrowings under the New Credit Facility.

     Chancellor Media has agreed to provide services for ten large market SFX stations under separate LMAs with the Company for approximately $49.4 million per year for up to three years after the consummation of the SFX Acquisition. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by the Company over a three-year period, with corresponding decreases in the amount of the LMA fees received by the Company as stations are exchanged. No assurances can be given that stations acquired by the Company will generate cash flows comparable to the LMA fees to be received from Chancellor Media in connection therewith, either initially when such stations are acquired or at all.

     In addition to debt service and the consummation of the change of control offers to be made by SFX, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures estimated at $18.0 million for fiscal year 1998 and payment of the tax liability resulting from the Spin-Off, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Management believes that the disposition of certain assets of the Company, cash from operating activities, LMA fees from Chancellor Media and SFX Entertainment's satisfaction of its indemnity obligation to pay SFX for SFX's tax liability resulting from the Spin-Off, together with available revolving credit borrowings under the New Credit Facility, should be sufficient to permit the Company to meet its obligations under the agreements governing its existing indebtedness, to fund its operations, and to consummate its pending acquisitions. The Company may require financing, either in the form of additional debt or equity securities, for additional future acquisitions, if any, and there can be no assurance that it would be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Net cash provided by operating activities was approximately $100,000 and $2.7 million for the three month periods ended March 31, 1998 and 1997, respectively. Net cash used in investing activities was $43.5 million and $145.0 million for the three month period ended March 31, 1998 and 1997, respectively. Net cash provided by financing activities was $189.3 million and $150.3 for the three months period ended March 31, 1998 and 1997, respectively. These cash flows primarily reflect the borrowings, capital contribution and expenditures for stations acquisitions and dispositions.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

     On March 26, 1998, Capstar Radio announced an offer to purchase for cash any and all of its $76,808,000 aggregate principal amount of 13 1/4% Senior Subordinated Notes due 2003 (the "13 1/4% Notes"). On April 28, 1998, Capstar Radio purchased all of the outstanding 13 1/4% Notes for an aggregate purchase price of $90.5 million, including a $10.7 million purchase premium and $2.7 million of accrued interest, resulting in an extraordinary loss, net of tax, of approximately $4.7 million, which will be recognized in the second quarter of 1998.

     During the first quarter of 1998, Capstar Radio sold 582,426,119 shares of its common stock, par value $0.01 per share, to Capstar Partners at purchase prices ranging from $1.33 to $1.40 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to the written consent dated January 16, 1998 of Capstar Partners, the sole stockholder of Capstar Radio, Capstar Radio amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 600,000,000.

     Pursuant to the written consent dated January 28, 1998 of Capstar Partners, the sole stockholder of Capstar Radio, Capstar Radio amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 1,500,000,000.

     Pursuant to the written consent in lieu of a annual meeting dated February 2, 1998 of Capstar Partners, the sole stockholder of Capstar Radio, Capstar Partners elected Eric C. Neuman as the sole director of Capstar Radio and ratified the prior acts of the directors of Capstar Radio since the date of the last annual meeting of Capstar Radio.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1.1           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of the Company, dated
                            January 16, 1998.*
         3.1.2           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of the Company, dated
                            January 28, 1998.*
          27.1           -- Financial Data Schedule.*

---------------

 *  Filed herewith.

  (b) Reports on Form 8-K

     The following report on Form 8-K was filed by Capstar Radio during the three months ended March 31, 1998:

          Current Report on Form 8-K, filed February 13, 1998, relating to the acquisition of Patterson Broadcasting, Inc. Items 2 and 7 were reported.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Capstar Radio Broadcasting Partners, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPSTAR RADIO BROADCASTING
                                          PARTNERS, INC.

                                          By: /s/ WILLIAM S. BANOWSKY, JR.
                                            ------------------------------------
                                                  William S. Banowsky, Jr.
                                                 Executive Vice President,
                                               General Counsel and Secretary

Date: May 11, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         3.1.1           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of the Company, dated
                            January 16, 1998.*
         3.1.2           -- Certificate of Amendment to Amended and Restated
                            Certificate of Incorporation of the Company, dated
                            January 28, 1998.*
          27.1           -- Financial Data Schedule.*

---------------

 *  Filed herewith.