Form 10-Q
period 1998-06-30
CAPSTAR RADIO BROADCASTING PARTNERS INC
filed 1998-08-13
CIK 945821

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                     TO

                        COMMISSION FILE NUMBER 33-92732

                           CAPSTAR RADIO BROADCASTING
                                 PARTNERS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE
       (State or other jurisdiction of                           13-3034726
        incorporation or organization)              (I.R.S. Employer Identification No.)

             600 CONGRESS AVENUE
                  SUITE 1400
                AUSTIN, TEXAS                                      78701
   (Address of principal executive offices)                      (Zip Code)

                                 (512) 340-7800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of Capstar Radio's classes of common stock, as of the latest practicable date: As of July 31, 1998, 1,113,068,214 shares of Common Stock, par value $.01 per share ("Common Stock"), of Capstar Radio were outstanding. As of such date, there was no public market for the Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                       PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1997 and June
         30, 1998 (unaudited)........................................      2
         Consolidated Statements of Operations for the three months
         ended June 30, 1997 and 1998 (unaudited)....................      3
         Consolidated Statements of Operations for the six months
         ended June 30, 1997 and 1998 (unaudited)....................      4
         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1998 (unaudited).............      5
         Consolidated Statement of Stockholder's Equity for the six
         months ended June 30, 1998 (unaudited)......................      6
         Notes to Consolidated Financial Statements (unaudited)......      7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     17
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     26

                         PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     27
Item 2.  Changes in Securities.......................................     28
Item 6.  Exhibits and Reports on Form 8-K............................     29

     As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, (i) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc., a direct wholly-owned of Capstar Broadcasting Partners, Inc., (ii) the "Company" collectively refers to Capstar Radio and its subsidiaries, (iii) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., and (iv) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, the parent company of Capstar Partners, who owns all of the outstanding common stock of Capstar Partners.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                               DECEMBER      JUNE 30,
                                                                 1997          1998
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $   70,719    $   31,798
  Accounts receivable, net of allowance for doubtful
     accounts of $2,889 and $6,916 at December 31, 1997 and
     June 30, 1998, respectively............................      40,350       127,057
  Prepaid expenses and other current assets.................       3,699        80,485
                                                              ----------    ----------
          Total current assets..............................     114,768       239,340
Property and equipment, net.................................     105,505       217,322
Intangibles and other, net..................................     873,544     4,229,446
Other non-current assets....................................       3,055        24,820
                                                              ----------    ----------
          Total assets......................................  $1,096,872    $4,710,928
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    1,388    $  174,077
  Accounts payable..........................................      10,770        14,099
  Accrued liabilities.......................................      15,977        60,848
  Income taxes payable......................................       2,417        99,955
                                                              ----------    ----------
          Total current liabilities.........................      30,552       348,979
Long-term debt, net of current portion (includes $150,000
  due to an affiliate)......................................     426,192     1,122,802
Due to Parent...............................................      11,580         3,264
Deferred income taxes.......................................     167,233     1,175,091
                                                              ----------    ----------
          Total liabilities.................................     635,557     2,650,136
                                                              ----------    ----------
Commitments and contingencies
Series E Cumulative Exchangeable Preferred Stock, aggregate
  liquidation preference of $252,603 at June 30, 1998.......          --       283,578
Stockholder's equity:
  Common Stock, $.01 par value, 500,000,000 and
     1,500,000,000 shares authorized; 475,874,792 and
     1,113,068,214 shares issued and outstanding at December
     31, 1997 and June 30, 1998, respectively...............       4,759        11,131
  Additional paid-in capital................................     491,085     1,837,214
  Unearned compensation.....................................          --          (834)
  Accumulated deficit.......................................     (34,529)      (70,297)
                                                              ----------    ----------
          Total stockholder's equity........................     461,315     1,777,214
                                                              ----------    ----------
          Total liabilities and stockholder's equity........  $1,096,872    $4,710,928
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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1997       1998
                                                              --------   ---------
Gross broadcast revenue.....................................  $44,668    $124,263
Less: agency commissions....................................   (4,614)    (12,341)
                                                              -------    --------
          Net broadcast revenue.............................   40,054     111,922
                                                              -------    --------
Operating expenses:
  Programming, technical and news...........................    9,240      19,930
  Sales and promotion.......................................   10,578      30,976
  General and administrative................................    5,827      16,830
Corporate expenses..........................................    3,163       4,039
LMA fees paid...............................................    1,448       1,450
Corporate expenses -- noncash compensation..................    8,349       6,676
Depreciation and amortization...............................    5,453      19,304
                                                              -------    --------
Operating (loss) income.....................................   (4,004)     12,717
Other (income) expense:
  Interest expense..........................................    4,681      15,350
  Interest income...........................................       --        (830)
  Other income, net.........................................      (78)       (202)
                                                              -------    --------
Loss before benefit for income taxes and extraordinary
  item......................................................   (8,607)     (1,601)
Provision (benefit) for income taxes........................   (2,079)      1,573
Dividends and accretion on preferred stock of subsidiary....       --       2,403
                                                              -------    --------
Loss before extraordinary item..............................   (6,528)     (5,577)
Extraordinary item, loss on early extinguishment of debt....       --       7,305
                                                              -------    --------
Net loss....................................................   (6,528)    (12,882)
Dividends and accretion on preferred stocks.................      899          --
                                                              -------    --------
          Net loss attributable to common stock.............  $(7,427)   $(12,882)
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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Gross broadcast revenue.....................................  $ 71,848    $194,349
Less: agency commissions....................................    (6,692)    (18,352)
                                                              --------    --------
          Net broadcast revenue.............................    65,156     175,997
                                                              --------    --------
Operating expenses:
  Programming, technical and news...........................    15,597      35,710
  Sales and promotion.......................................    17,315      48,985
  General and administrative................................    11,037      30,801
Corporate expenses..........................................     5,105       7,614
LMA fees paid...............................................     2,131       3,321
Corporate expenses -- noncash compensation..................    10,818      22,469
Depreciation and amortization...............................     9,178      30,272
                                                              --------    --------
Operating loss..............................................    (6,025)     (3,175)
Other (income) expense:
  Interest expense..........................................     8,437      25,813
  Interest income...........................................        --      (1,247)
  Other income, net.........................................       (13)        (68)
                                                              --------    --------
Loss before benefit for income taxes and extraordinary
  item......................................................   (14,449)    (27,673)
Benefit for income taxes....................................    (3,491)     (1,613)
Dividends and accretion on preferred stock of subsidiary....        --       2,403
                                                              --------    --------
Loss before extraordinary item..............................   (10,958)    (28,463)
Extraordinary item, loss on early extinguishment of debt....       851       7,305
                                                              --------    --------
Net loss....................................................   (11,809)    (35,768)
Dividends and accretion on preferred stocks.................     1,693          --
                                                              --------    --------
          Net loss attributable to common stock.............  $(13,502)   $(35,768)
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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                              ------------------------
                                                                1997          1998
                                                              ---------    -----------
Net cash provided by operating activities...................  $   4,981    $    24,278
                                                              ---------    -----------
Cash flows from investing activities:
  Proceeds on sale of broadcasting property.................     11,000        221,429
  Purchase of property and equipment........................     (4,200)       (15,421)
  Payments for acquisitions, net of cash acquired...........   (169,446)    (1,380,602)
  Payments for pending acquisitions.........................    (17,655)       (10,299)
  Other investing activities, net...........................       (182)       (12,162)
                                                              ---------    -----------
          Net cash used in investing activities.............   (180,483)    (1,197,055)
                                                              ---------    -----------
Cash flows from financing activities:
  Proceeds from long-term debt and credit facility..........     72,582        696,200
  Repayment of long-term debt and credit facility...........    (45,412)      (650,871)
  Payments of financing related costs.......................     (3,898)        (8,887)
  Net proceeds from issuance of common stock to parent and
     equity contributions by parent.........................    157,417      1,339,165
  Redemption of preferred stock.............................       (811)            --
  Dividends paid............................................         --       (241,751)
                                                              ---------    -----------
          Net cash provided by financing activities.........    179,878      1,133,856
                                                              ---------    -----------
Net increase (decrease) in cash and cash equivalents........      4,376        (38,921)
Cash and cash equivalents at beginning of period............      9,821         70,719
                                                              ---------    -----------
Cash and cash equivalents at end of period..................  $  14,197    $    31,798
                                                              =========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                    COMMON STOCK
                               -----------------------   ADDITIONAL                                    TOTAL
                                  NUMBER         PAR      PAID-IN       UNEARNED     ACCUMULATED   STOCKHOLDER'S
                                 OF SHARES      VALUE     CAPITAL     COMPENSATION     DEFICIT        EQUITY
                               -------------   -------   ----------   ------------   -----------   -------------
Balance at January 1,
  1998.......................    475,874,792   $ 4,759   $  491,085      $  --        $(34,529)     $  461,315
  Issuance of Common Stock...    637,193,422     6,372      859,132         --              --         865,504
  Equity contribution from
     Parent..................             --        --      724,360         --              --         724,360
  Dividends..................             --        --     (259,972)        --              --        (259,972)
  Unearned compensation
     related to granting of
     employee stock
     options.................             --        --          878       (878)             --              --
  Compensation Expense.......             --        --       21,731         44              --          21,775
  Net loss...................             --        --           --         --         (35,768)        (35,768)
                               -------------   -------   ----------      -----        --------      ----------
Balance at June 30, 1998.....  1,113,068,214   $11,131   $1,837,214      $(834)       $(70,297)     $1,777,214
                               =============   =======   ==========      =====        ========      ==========

   The accompanying notes are an integral part of the consolidated financial statements

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and six month periods ended June 30, 1997 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for Capstar Radio included in Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements include the accounts of Capstar Radio (formerly named Commodore Media, Inc.) and its direct and indirect wholly-owned subsidiaries. Capstar Partners owns all of the outstanding common stock of Capstar Radio. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements beginning after December 31, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106. This pronouncement is effective for financial statements beginning after December 31, 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

NOTE 3 -- INITIAL PUBLIC OFFERING BY CAPSTAR BROADCASTING

     On May 29, 1998 Capstar Broadcasting completed an initial public offering (the "Offering") in which Capstar Broadcasting sold 31,000,000 shares of its Class A Common Stock, par value $.01 per share ("Class A Common Stock"), at $19.00 per share for net proceeds to Capstar Broadcasting of $551,308 after deducting underwriting discounts and commissions and offering expenses of $37,692. The shares sold by Capstar Broadcasting represented approximately 28.8% of the outstanding shares of Capstar Broadcasting on May 29, 1998. Capstar Broadcasting contributed the net proceeds from the Offering to Capstar Partners which then contributed the net proceeds from the Offering to Capstar Radio. Capstar Radio used this contribution to fund a portion of the acquisition of SFX Broadcasting, Inc., a Delaware corporation ( "SFX"), as discussed in Note 4 below.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

  SFX Acquisition and Related Transactions

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("Parent"), acquired SFX, which has been renamed Capstar Communications, Inc. ("CCI"). The acquisition was effected through the merger (the "Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent ("Sub"), with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by Parent resulted in a change of control of SFX. As a result of the Merger, SFX became a direct wholly-owned subsidiary of Capstar Radio. Consummation of the Merger and related transactions increased the Company's portfolio of stations by 67 owned and operated radio stations (50 FM and 17 AM) and two radio stations on which the Company sells commercial time.

     The holders of (i) Class A common stock, par value $.01 per share ("CCI Class A Common Stock"), of SFX were paid $75.00 per share, (ii) Class B common stock, par value $.01 per share ("CCI Class B Common Stock"), of SFX were paid $97.50 per share, (iii) Series C Redeemable Preferred Stock, par value $.01 per share ("CCI Series C Preferred Stock"), of SFX were paid $1,009.73 per share, and (iv) Series D Cumulative Convertible Exchangeable Preferred Stock, par value $.01 per share ("CCI Series D Preferred Stock" and together with the CCI Class A Common Stock, CCI Class B Common Stock, and CCI Series C Preferred Stock, the "CCI Stock"), of SFX were paid $82.4025 per share. Each issued and outstanding share of 12 5/8% Series E Cumulative Exchangeable Preferred Stock, par value $.01 per share ("CCI Series E Preferred Stock"), of SFX remained outstanding. From and after the effective time of the Merger, each option or warrant to purchase shares of the capital stock of SFX represented only the right to receive cash from CCI (net of any applicable exercise price). The total consideration paid by the Company in the Merger was approximately $1,500,000 (the "Merger Consideration"), including the repayment of the outstanding balance under the existing credit facility of SFX (the "SFX Credit Facility") of approximately $313,000.

     The Merger and other related transactions, including (i) certain station acquisitions and dispositions completed contemporaneously with the Merger (as discussed below), (ii) the repayment of outstanding indebtedness of SFX under the SFX Credit Facility, (iii) the redemption of approximately $154,000 aggregate principal amount of CCI's 10 3/4% Senior Subordinated Notes Due 2006 (the "10 3/4% CCI Notes")(as discussed in Note 8), and (iv) the redemption of approximately $119,600 aggregate liquidation preference of CCI's 12 5/8% Series E Cumulative Exchangeable Preferred Stock, par value $.01 per share ("CCI Series E Preferred Stock") (as discussed in Note 8), were financed with (A) the net proceeds from the Offering, (B) borrowings of $590,600 (the "Capstar Loan") under the Capstar Credit Facility (as defined in Note 8), (C) borrowings of $150,000 from Chancellor Media Corporation of Los Angeles ("Chancellor Media"), an affiliate, and (D) net proceeds of approximately $221,429 from sales of certain assets.

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into a letter Agreement (the "Chancellor Exchange Agreement") pursuant to which Capstar Broadcasting agreed to exchange 11 SFX

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES stations in the Dallas, Houston, San Diego and Pittsburgh markets ("Chancellor Exchange Stations") having an aggregate deemed market value of $637,500 for certain stations to be acquired by Chancellor Media during the three-year period ending February 20, 2001 (the "Exchange Period"). SFX station KODA-FM, which is a Chancellor Exchange Station, was exchanged for certain radio stations in the Austin, Texas and the Jacksonville, Florida markets concurrently with the consummation of the Merger. The remaining Chancellor Exchange Stations will be exchanged for mid-sized market radio stations to be identified by Capstar Broadcasting and paid for by Chancellor Media ("Capstar Exchange Stations"). Capstar Broadcasting and Chancellor Media intend for the exchange transactions to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Capstar Broadcasting, however, bears all risks related to the tax treatment of the exchanges. Capstar Broadcasting has agreed not to solicit, initiate or encourage the submission of proposals for the acquisition of the Chancellor Exchange Stations or to participate in any discussions for such purpose during the Exchange Period, other than as contemplated under the Chancellor Exchange Agreement. Concurrently with the consummation of the Merger, Chancellor Media began providing services to the Chancellor Exchange Stations (other than KODA-FM, which was acquired, via a like-kind exchange by Chancellor Media) pursuant to separate local marketing agreements ("LMAs") until such stations are exchanged. Chancellor Media retains the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. As of June 30, 1998, the Company earned LMA fees of approximately $4,000 from the Chancellor Exchange Stations. The LMA fees earned by the Company will decrease as Chancellor Exchange Stations are exchanged.

     On May 21, 1998, SFX completed the acquisition of three radio stations (two FM and one AM) in the Nashville, Tennessee market from Sinclair Broadcasting Group for an aggregate purchase price of approximately $35,000 in cash (the "Nashville Purchase Price").

     On May 29, 1998, CCI exchanged station KODA- FM in Houston, Texas for Chancellor Media radio stations WAPE-FM and WFYV-FM in Jacksonville, Florida and approximately $90,250 in cash (the "KODA Exchange"). In an exchange under
Section 1031 of the Code, the indirect, wholly-owned subsidiaries of CCI, through a qualified intermediary, used the $90,250 in cash received from Chancellor Media to acquire radio stations KASE-FM, KVET-AM and KVET-FM in Austin, Texas. The deemed value of the KODA Exchange was $143,250.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of four radio stations (three FM and one AM) in the Greenville, South Carolina market for approximately $35,000 in cash to Clear Channel Radio, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company assigned the assets of four radio stations (two FM and two AM) in the Fairfield, Connecticut market, subject to a right of repurchase, with an aggregate fair market value at such date of approximately $15,000 to a trust, whose trustee is Henry M. Rivera (the "Trustee") and whose beneficiary is Capstar Broadcasting. Concurrently with such assignment, the Company contributed its right to repurchase such assets to Upper Fairfield Radio, L.L.C. ("Upper Fairfield") in exchange for all of the outstanding ownership interests in Upper Fairfield. Subject to approval by the Federal Communications Commission ("FCC"), it is expected that the Trustee will sell the assets to Upper Fairfield for approximately $14,900 and the Company will sell its voting interest in Upper Fairfield to BBR II, L.L.C. for $150. After the sale of the assets to Upper Fairfield, the Trustee will distribute the proceeds to the Company. The Company will retain a non-voting interest in Upper Fairfield.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, CCI completed the sale of the assets of one FM radio station in the Daytona Beach, Florida market for consideration of approximately $11,500 in cash to Clear Channel Metroplex, Inc. and Clear Channel Metroplex Licensee, Inc.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     On May 29, 1998, due to governmental restrictions on multiple station ownership, CCI completed the sale of the assets of four radio stations (three FM and one AM) in the Long Island, New York market for an aggregate sale price of $46,000 in cash to Cox Radio, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, CCI completed the sale of the assets of one FM radio station in the Houston, Texas market for $54,000 in cash to HBC Houston, Inc. and HBC Houston License Corporation. Pursuant to an agreement with Chancellor Media, CCI paid 50% of the sale proceeds in excess of $50,000, approximately $1,700, to Chancellor Media.

  Other Acquisitions and Dispositions

     In addition to the Merger and the other related transactions described above, during the six months ended June 30, 1998, the Company acquired 23 AM and 43 FM radio stations and related broadcast equipment through several acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition.

     Acquisition activity during the six months ended June 30, 1998 was as follows. All consideration paid for the acquisitions scheduled below consisted solely of cash and promissory notes.

                                                STATIONS
                                                ACQUIRED
                                                ---------     DATE OF
TRANSACTION                                     AM    FM    ACQUISITION   PURCHASE OF       COST
-----------                                     ---   ---   -----------   -----------    ----------
Patterson Broadcasting........................   14    25    January      Common Stock   $  227,186
Quass Broadcasting............................    1     2    January      Common Stock       16,281
Knight Radio..................................    3     5    January         Assets          66,180
East Penn Broadcasting........................    1    --    January         Assets           2,010
Commonwealth Broadcasting.....................    1     2   February         Assets           5,514
Brantly Broadcast Associates..................   --     1   February         Assets           1,735
KOSO..........................................   --     1     April          Assets           8,472
Americom......................................    1     3     April          Assets          26,662
KDOS LP.......................................    1     1     April          Assets           3,532
Grant.........................................    1    --      May           Assets           3,440
SFX...........................................   17    50      May        Common Stock    1,274,656
Class Act.....................................   --     1     June           Assets           1,068
KRNA..........................................   --     1     June           Assets           6,398
University of Alaska..........................   --     1     June           Assets             221
                                                                                         ----------
                                                                                         $1,643,355
                                                                                         ==========

     Additionally, in April 1998, the Company acquired Prophet Systems, Inc., a manufacturer, seller and distributor of combination hardware-software devices which permit the remote programming of radio station broadcasts, for aggregate consideration of approximately $15,000 in cash. Pursuant to the asset purchase agreement, Capstar Broadcasting will issue 285,714 shares of Class A Common Stock with a deemed value of $10,000, or $35.00 per share, upon the satisfaction of certain conditions contained in the asset purchase agreement.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     The acquisitions during the six months ended June 30, 1998 are summarized in the aggregate as follows:

                                                              FOR THE SIX
                                                              MONTHS ENDED
                                                                JUNE 30,
                                                                  1998
                                                              ------------
Consideration:
  Cash and notes............................................  $ 1,582,779
  Acquisition costs.........................................       71,663
  Assets exchanged..........................................        4,432
                                                              -----------
          Total.............................................  $ 1,658,874
                                                              ===========
Assets acquired and liabilities assumed:
  Cash......................................................  $    16,528
  Accounts receivable.......................................       90,379
  Prepaid expenses and other................................      110,664
  Property and equipment....................................      122,766
  Intangible assets.........................................    3,598,913
  Accounts payable..........................................      (12,150)
  Accrued liabilities.......................................     (134,490)
  Deferred income taxes.....................................   (1,038,369)
  Long-term debt............................................     (811,762)
  Preferred stock...........................................     (283,605)
                                                              -----------
          Total.............................................  $ 1,658,874
                                                              ===========

     In addition to the Merger and other related transactions described above, during the six months ended June 30, 1998, the Company disposed of 5 AM and 8 FM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $91,870, including $77,288 in cash, $10,150 in notes and $4,432 in broadcast properties. The carrying value of net assets sold related to these stations approximated the consideration received.

     The following unaudited proforma summary presents the consolidated results of operations for the six months ended June 30, 1997 and 1998 as if the acquisitions and dispositions completed through June 30, 1998 had occurred at the beginning of 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Net revenue.................................................  $264,898   $289,539
                                                              ========   ========
Loss before extraordinary item..............................   (56,209)   (68,451)
                                                              ========   ========
Net loss....................................................   (57,060)   (75,756)
                                                              ========   ========

     Subsequent to June 30, 1998, the Company acquired 4 AM and 4 FM radio stations and related broadcast equipment through several acquisitions for aggregate consideration in cash of approximately $11,300 and an AM station with a deemed value of $5,000. The acquisitions were funded with excess cash on hand.

     Subsequent to June 30, 1998, the Company sold 2 FM radio stations and related broadcast equipment through one disposition for aggregate consideration in cash of approximately $7,500. The carrying value of net assets sold related to these stations approximated the contract sales price.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     On July 23, 1998, Capstar Radio agreed to acquire Triathlon Broadcasting Corporation ("Triathlon"; Nasdaq: TBCOA, TBCOL) in a transaction valued at approximately $190,000. Capstar Radio will pay approximately $130,000 in cash to acquire all of the outstanding shares of common and preferred stock of Triathlon and will assume approximately $60,000 of debt. Triathlon owns and operates or programs 32 stations in six markets: Wichita, Kansas (4 FM and 2 AM); Colorado Springs, Colorado (2 FM/2 AM); Lincoln, Nebraska (4 FM); Omaha, Nebraska (3 FM/1
AM); Spokane, Washington (5 FM/3 AM); and Tri-Cities, Washington (4 FM/2 AM). Triathlon also owns Pinnacle Sports Productions, L.L.C., a regional sports network that controls the rights to University of Nebraska football and other sports events.

     Additionally, the Company has entered into eight agreements to acquire 23 additional radio stations (6 AM and 17 FM) and related broadcast equipment for aggregate consideration in cash of approximately $50,350. The Company currently operates 13 of these stations under either LMA's or joint sales agreements.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                       DEPRECIABLE
                                       DEPRECIATION       LIFE       DECEMBER 31,   JUNE 30,
                                          METHOD         (YEARS)         1997         1998
                                       -------------   -----------   ------------   --------
Buildings and improvements...........  Straight-line      5-20         $ 16,819     $ 37,663
Broadcasting and other equipment.....  Straight-line      3-20           84,331      181,834
Equipment under capital lease
  obligations........................  Straight-line       3-5            1,356        1,222
                                                                       --------     --------
                                                                        102,506      220,719
Accumulated depreciation and
  amortization.......................                                   (10,211)     (17,815)
                                                                       --------     --------
                                                                         92,295      202,904
Land.................................                                    13,210       14,418
                                                                       --------     --------
                                                                       $105,505     $217,322
                                                                       ========     ========

     Depreciation and amortization expense for the six months ended June 30, 1997 and 1998 was approximately $3,447 and $7,418, respectively.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

NOTE 6 -- INTANGIBLES

     Intangibles consist of the following:

                                                    AMORTIZABLE
                                   AMORTIZATION        LIFE       DECEMBER 31,    JUNE 30,
                                      METHOD          (YEARS)         1997          1998
                                   ------------     -----------   ------------   ----------
FCC licenses....................  Straight-line          40         $861,307     $4,123,856
Goodwill........................  Straight-line          40            2,784         91,225
Noncompete agreements...........  Straight-line         1-3            6,115         13,494
Organization costs..............  Straight-line           5            3,040            436
Deferred financing costs........  Interest Method        --           12,967         17,974
Other...........................  Straight-line         3-5            6,700         22,554
                                                                    --------     ----------
                                                                     892,913      4,269,539
Accumulated amortization........                                     (25,248)       (42,148)
                                                                    --------     ----------
                                                                     867,665      4,227,391
Pending acquisitions costs......                                       5,879          2,055
                                                                    --------     ----------
                                                                    $873,544     $4,229,446
                                                                    ========     ==========

     Amortization expense of intangible assets for the six months ended June 30, 1997 and 1998 was approximately $5,731 and $22,854, respectively.

NOTE 7 -- ACCRUED LIABILITIES

     Accrued liabilities consists of the following:

                                                              DECEMBER 31,    JUNE 30,
                                                                  1997          1998
                                                              ------------    --------
Accrued compensation........................................    $ 4,221       $ 1,313
Accrued acquisition costs...................................      5,284        15,184
Accrued interest............................................        960         9,492
Accrued commissions.........................................      2,403        10,436
Other.......................................................      3,109        24,423
                                                                -------       -------
                                                                $15,977       $60,848
                                                                =======       =======

NOTE 8 -- LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

                                                             DECEMBER 31,     JUNE 30,
                                                                 1997           1998
                                                             ------------    ----------
Capstar Credit Facility....................................    $141,700      $  590,600
9 1/4% Capstar Radio Notes, $200,000 principal, including
  unamortized discount of $738, due 2007...................     199,238         199,262
13 1/4% Capstar Radio Notes................................      79,816              --
10 3/4% CCI Notes, $450,000 principal, including
  unamortized premium of $47,671, due 2006.................          --         497,671
Capital lease obligation and other notes payable at Various
  interest rates...........................................       6,826           9,346
                                                               --------      ----------
                                                                427,580       1,296,879
Less current portion.......................................      (1,388)       (174,077)
                                                               --------      ----------
                                                               $426,192      $1,122,802
                                                               ========      ==========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     In connection with the Merger, Capstar Radio, as the borrower, entered into a new credit agreement, dated as of May 29, 1998 (the "Capstar Credit Facility"), with Capstar Broadcasting, Capstar Partners, and the financial institutions party thereto. The Capstar Credit Facility consists of a $500,000 revolving loan, a $450,000 term loan facility (the "A Term Loan") and a $400,000 term loan (the "B Term Loan"). The Capstar Credit Facility also contains mechanisms that permit Capstar Radio to request additional term loans and revolving credit loans in an aggregate amount up to $550,000; provided, however, that all such additional loans are subject to future commitment availability and approval from the banks and are not currently available under the Capstar Credit Facility. The revolving loan matures on November 30, 2004. The A Term Loan provides for scheduled loan repayments from August 31, 1999 to November 30, 2004. The B Term Loan provides for scheduled loan repayments from August 31, 1998 to May 31, 2005. Up to $150,000 of the revolving loan commitment is available to Capstar Radio for the issuance of letters of credit. As of June 30, 1998, $751,408 was available for borrowing under the Capstar Credit Facility. Due to the Company replacing its previous credit facility with the Capstar Credit Facility, an extraordinary loss, net of tax, of approximately $2,605 was recognized in the second quarter of 1998.

     The revolving loans and the term loans bear interest at a rate based, at the option of Capstar Radio, on (i) a base rate defined as the higher of 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate or the administrative agent bank's prime lending rate, plus an incremental rate or (ii) the Eurodollar rate, plus an incremental rate. The weighted-average interest rates on revolving loans outstanding at June 30, 1998 was 8.1%. Capstar Radio pays fees ranging from 0.25% to 0.50% per annum on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter end. In addition, Capstar Radio is required to pay letter of credit fees.

     The Capstar Credit Facility contains customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Radio to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, make capital expenditures and enter new lines of business. The Capstar Credit Facility limits the ability of Capstar Radio and its subsidiaries to make additional acquisitions in excess of $200,000 on an individual basis without the prior consent of a majority of the banks. Substantially all the assets of Capstar Radio and its subsidiaries are restricted. Under the Capstar Credit Facility, Capstar Radio is also required to satisfy certain financial covenants, which require Capstar Radio and its subsidiaries to maintain specified financial ratios and to comply with certain financial tests, such as maximum leverage ratio, minimum consolidated EBITDA and minimum consolidated EBITDA to consolidated net cash interest expense.

     Capstar Radio has collateralized the Capstar Credit Facility by granting a first priority perfected pledge of Capstar Radio's assets, including the capital stock of its subsidiaries, excluding the assets of CCI. Capstar Partners, Capstar Broadcasting and all of the direct and indirect subsidiaries of Capstar Partners (other than CCI) have guaranteed the Capstar Credit Facility and have collateralized their guarantees by granting a first priority perfected pledge of substantially all of their assets.

     After the consummation of the Merger, CCI remained liable for the $450,000 in aggregate principal amount of the 10 3/4% CCI Notes. Interest is payable semi-annually on May 15 and November 15 of each year until maturity on May 15, 1996. The notes are unsecured obligations of CCI and are subordinate to all senior debt of CCI.

     All 2,392,022 shares of CCI Series E Preferred Stock remained outstanding after the consummation of the Merger. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. Subject to certain conditions, the shares of the CCI Series E Preferred

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

Stock are exchangeable in whole or in part, on a pro rata basis, at the option of CCI, on any dividend payment date, for CCI's 12 5/8% Senior Subordinated Exchangeable Debentures due 2006 ("CCI Exchange Notes"), provided that immediately after giving effect to any partial exchange, there shall be outstanding CCI Series E Preferred Stock with an aggregate liquidation preference of not less than $50,000 and not less than $50,000 in aggregate principal amount of CCI Exchange Notes. CCI is required, subject to certain conditions, to redeem all of the CCI Series E Preferred Stock outstanding on October 31, 2006.

     On March 30, 1998, Capstar Radio announced an offer to purchase for cash any and all of its $76,808 in aggregate principal amount of its 13 1/4% Senior Subordinated Notes due 2003 (the "13 1/4% Capstar Radio Notes"). On April 28, 1998, Capstar Radio purchased all of the outstanding 13 1/4% Capstar Radio Notes for an aggregate purchase price of $90,200, including a $10,700 purchase premium and $2,700 of accrued interest, resulting in an extraordinary loss, net of tax, of approximately $4,700, which was recognized in the second quarter of 1998.

     On July 3, 1998, (i) pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154,000 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172,800 including a $16,600 redemption premium and $2,200 of accrued interest and (ii) pursuant to the terms of the Certificate of Designation that governs the CCI Series E Preferred Stock (the "CCI Certificate of Designation"), CCI redeemed $119,600 aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141,800, including a $15,100 redemption premium and $7,000 of accrued dividends.

     The Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and CCI's 11 3/8% Senior Subordinated Notes due 2000 (the "CCI 11 3/8% Notes") and under the CCI Certificate of Designation. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes, CCI 11 3/8% Notes and CCI Series E Preferred Stock, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998 (i) $1,915 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1,866, including a $18 purchase premium and $31 of accrued interest and (ii) $500 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends. No 11 3/8% CCI Notes were tendered for repurchase.

NOTE 9 -- STOCKHOLDER'S EQUITY

     During the six months ended June 30, 1998, Capstar Radio issued 637,193,422 shares of common stock, par value $.01 per share to Capstar Partners at purchase prices ranging from $1.33 to $1.40 per share. The proceeds were used in part to fund a portion of the acquisitions described in Note 4 above and repay the credit facility that was replaced with the Capstar Credit Facility. Additionally, Capstar Partners contributed $724,360 to Capstar Radio, including $551,308 million of the net proceeds of the Offering as discussed in Note 4. The equity contribution was used to fund a portion of the Merger.

     During the six months ended June 30, 1998, Capstar Radio declared and paid to Capstar Partners cash dividends totaling $259,972 primarily to finance certain radio station acquisitions.

     In April 1998, Capstar Broadcasting (i) amended and restated three warrants (the "Original Warrants") to purchase up to 1,508,437 shares of Capstar Broadcasting's Class C Common Stock, par value $.01 per share ("Class C Common Stock"), that were previously granted to R. Steven Hicks, Capstar Broadcasting's President and Chief Executive Officer, (ii) granted two additional warrants to Mr. Hicks to purchase up to 187,969 shares and 500,000 shares of Class C Common Stock, respectively, and (iii) granted warrants to two other executive officers of Capstar Broadcasting to purchase up to an aggregate of 300,000 shares of Class A Common Stock.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     The unvested portion of the Original Warrants and the warrant to purchase 187,969 shares of Class C Common Stock vest on June 30, 2001. Accordingly, the Company is recording non-cash compensation expense ratably over the vesting period for the difference between the exercise price and the fair value of Capstar Broadcasting's Class A Common Stock. Due to the warrant to purchase 500,000 shares and the warrants to the other two executive officers becoming exercisable only upon the occurrence of a triggering event, the Company will not record any non-cash compensation expense until such time that the triggering event becomes probable.

     On April 1, 1998, Capstar Broadcasting granted stock options under its stock option plan to certain key employees and eligible non-employees, which stock options are exercisable for the purchase of up to 585,340 shares of Class A Common Stock at a per share exercise price of $17.50. A total non-cash compensation charge of $878 will be charged ratably over the five-year vesting period of such stock options.

     On June 15, 1998, Capstar Broadcasting granted stock options under its stock option plan to certain key employees and eligible non-employees, which stock options are exercisable for the purchase of up to 1,922,240 shares of Class A Common Stock at a per share exercise price of $19.00.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

NOTE 11 -- SUBSEQUENT EVENTS

     On July 5, 1998, a director of Capstar Broadcasting was granted a warrant to purchase 200,000 shares of Class A Common Stock at an exercise price of $14.00 per share. The terms of this warrant are the same as the terms of the warrants granted to the two executive officers of Capstar Broadcasting (as discussed in Note 9).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this Quarterly Report on Form 10-Q.

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

     As of June 30, 1998, the Company currently owns and operates, provides programming to or sells advertising on behalf of 304 radio stations located in 75 markets. Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 336 radio stations located in 81 markets. The Company anticipates that it will consummate the pending acquisitions and dispositions; however, the closing of each such acquisition or disposition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control, and the availability of financing to the Company on acceptable terms. No assurances can be given that regulatory approval will be received, or that the terms of the Company's existing indebtedness or any other instruments of indebtedness to which the Company may in the future become a party will permit additional financing for the pending transactions or that such financing will be available to the Company on acceptable terms.

     In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees). Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, LMA fees and noncash compensation expense. EBITDA (before noncash compensation expense and LMA fees) consists of operating income before depreciation, amortization, LMA fees and noncash compensation expense. Although broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA (before noncash compensation and LMA fees) should not be considered in isolation or as substitutes for operating income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP or as a measure of liquidity or profitability.

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of the Company for the three months ended June 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                FOR THE THREE MONTHS
                                                                   ENDED JUNE 30,
                                                               -----------------------
                                                                  1997         1998
                                                               ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Operating Data:
  Net revenue...............................................    $ 40,054     $111,922
  Station operating expenses................................      25,645       67,736
  Depreciation and amortization.............................       5,453       19,304
  Corporate expenses........................................       3,163        4,039
  LMA fees..................................................       1,448        1,450
  Noncash compensation expense..............................       8,349        6,676
  Operating income (loss)...................................      (4,004)      12,717
  Interest expense..........................................       4,681       15,350
  Net Loss..................................................    $ (6,528)    $(12,882)
  Net loss attributable to common stock.....................    $ (7,427)    $(12,882)
Other Data:
  Broadcast cash flow(1)....................................    $ 14,409     $ 44,186
  Broadcast cash flow margin................................        36.0%        39.5%
  EBITDA (before noncash compensation expense and LMA
     fees)(2)...............................................      11,246       40,147

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, LMA fees and noncash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2) EBITDA (before noncash compensation expense and LMA fees) consists of operating income before depreciation, amortization, LMA fees and noncash compensation expense. Although EBITDA (before noncash compensation expense and LMA fees) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before noncash compensation expense and LMA fees) is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $71.8 million or 179.4% to $111.9 million for the three months ended June 30, 1998 from $40.1 million for the three months ended June 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from JSAs and LMAs entered into during the three months ended June 30, 1998 and 1997. On a same station basis, for stations owned or operated as of June 30, 1998, net revenue increased $16.5 million or 11.3% to $162.8 million from $146.3 million in the three months ended June 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $42.1 million or 164.1% to $67.7 million for the three months ended June 30, 1998 from $25.6 million for the three months ended June 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the JSAs and the LMAs entered into during the period ended June 30, 1998. On a same station basis, for stations owned or operated as of June 30, 1998, operating expenses increased $6.5 million or 7.7% to $91.6 million from $85.1 million in the period ended June 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 58.2% in 1997 to 56.3% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $.8 million or 27.7% to $4.0 million for the three months ended June 30, 1998 from approximately $3.2 million for the three months ended June 30, 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $13.8 million or 254.0% to $19.3 million for the three months ended June 30, 1998 from $5.5 million for the three months ended June 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Noncash compensation expense related to certain options, warrants, and stockholder non-recourse notes decreased $1.6 million or 20.0% to $6.7 million in the three months ended June 30, 1998 from $8.3 million in the three months ended June 30, 1997 due to the Company fixing certain of the warrants' exercise prices.

     Other Expenses (Income). Interest expense increased $10.7 million or 227.9% to $15.4 million in the three months ended June 30, 1998 from $4.7 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions.

     In 1998, the Company recorded an extraordinary loss of $7.3 million relating to the purchase of the 13 1/4% Capstar Radio Notes and the termination of the Company's prior credit facility.

     Net Loss. Due to the impact of the various acquisitions and dispositions that the Company has completed, net loss increased $6.4 million to $12.9 million for the three months ended June 30, 1998 from $6.5 million for the three months ended June 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $29.8 million or 206.7% to $44.2 million for the three months ended June 30, 1998 from $14.4 million for the three months ended June 30, 1997. The broadcast cash flow margin was 39.5% for the three months ended June 30, 1998 compared to 36.0% for the three months ended June 30, 1997.

     EBITDA (before noncash compensation expense and LMA fees). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before noncash compensation expense and LMA fees) increased $28.9 million or 257.0% to $40.1 million for the three months ended June 30, 1998 from $11.2 million for the three months ended June 30, 1997. The EBITDA (before noncash compensation expense and LMA fees) margin for the three months ended June 30, 1998 was 35.9% compared to 28.1% for the three months ended June 30, 1997.

     The following table presents summary supplemental historical consolidated financial data of the Company for the six months ended June 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,
                                                              -----------------------
                                                                1997         1998
                                                              ---------   -----------
                                                              (DOLLARS IN THOUSANDS)
Operating Data:
  Net revenue...............................................  $  65,156   $   175,997
  Station operating expenses................................     43,949       115,496
  Depreciation and amortization.............................      9,178        30,272
  Corporate expenses........................................      5,105         7,614
  LMA fees..................................................      2,131         3,321
  Noncash compensation expense..............................     10,818        22,469
  Operating loss............................................     (6,025)       (3,175)
  Interest expense..........................................      8,437        25,813
  Net loss..................................................  $ (11,809)  $   (35,768)
  Net loss attributable to common stock.....................  $ (13,502)  $   (35,768)
Other Data:
  Broadcast cash flow(1)....................................  $  21,207   $    60,501
  Broadcast cash flow margin................................       32.5%         34.4%
  EBITDA (before noncash compensation expense and LMA
     fees)(2)...............................................     16,102        52,887
  Cash Flows Related To:
     Operating activities...................................      4,981        24,278
     Investing activities...................................   (180,483)   (1,197,055)
     Financing activities...................................    179,878     1,133,856
  Capital expenditures......................................  $   4,200   $    15,421

---------------

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, LMA fees and noncash compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2) EBITDA (before noncash compensation expense and LMA fees) consists of operating income before depreciation, amortization, LMA fees paid and noncash compensation expense. Although EBITDA (before noncash compensation expense and LMA fees) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before noncash compensation expense and LMA fees) is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

 Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $110.8 million or 170.1% to $176.0 million for the six months ended June 30, 1998 from $65.2 million for the six months ended June 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from JSAs and LMAs entered into during the six months ended June 30, 1998 and 1997. On a same station basis, for stations owned or operated as of June 30, 1998, net revenue increased $24.6 million or 9.3% to $289.5 million from $264.9 million in the six months ended June 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $71.6 million or 162.8% to $115.5 million for the six months ended June 30, 1998 from $43.9 million for the six months ended June 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the JSAs and the LMAs entered into during the period ended June 30, 1998. On a same station basis, for stations owned or operated as of June 30, 1998, operating expenses increased $10.4 million or 6.3% to $173.7 million from $163.3 million in the period ended June 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 61.7% in 1997 to 60.0% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $2.5 million or 49.1% to $7.6 million for the six months ended June 30, 1998 from approximately $5.1 million for the six months ended June 30, 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $21.1 million or 229.8% to $30.3 million for the six months ended June 30, 1998 from $9.2 million for the six months ended June 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Noncash compensation expense related to certain options, warrants, and stockholder non-recourse notes increased $11.7 million or 107.7% to $22.5 million in the six months ended June 30, 1998 from $10.8 million in the six months ended June 30, 1997 due to the increase in the fair value of Capstar Broadcasting's common stock.

     Other Expenses (Income). Interest expense increased $17.4 million or 205.9% to $25.8 million in the six months ended June 30, 1998 from $8.4 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions. In 1998, the Company recorded an extraordinary loss of $7.3 million relating to the purchase of the 13 1/4% Capstar Radio Notes and the termination of the Company's prior credit facility.

     Net Loss. Due to the impact of the various acquisitions and dispositions that the Company has completed, net loss increased $24.0 million to $35.8 million for the six months ended June 30, 1998 from $11.8 million for the six months ended June 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $39.3 million or 185.3% to $60.5 million for the six months ended June 30, 1998 from $21.2 million for the six months ended June 30, 1997. The broadcast cash flow margin was 34.4% for the six months ended June 30, 1998 compared to 32.5% for the six months ended June 30, 1997.

     EBITDA (before noncash compensation expense and LMA fees paid). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before noncash compensation expense and LMA fees paid) increased $36.8 million or 228.4% to $52.9 million for the six months ended June 30, 1998 from $16.1 million for the six months ended June 30, 1997. The EBITDA (before noncash compensation expense and LMA fees paid) margin for the six months ended June 30, 1998 was 30.0% compared to 24.7% for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's acquisition strategy has required a significant portion of the Company's capital resources. The acquisitions that have been completed by the Company were funded from one or a combination of the following sources: (i) equity investments in the Company from Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and its affiliates and management of the Company of approximately $872.7 million;

(ii) assumption of indebtedness of acquired companies, including the 13 1/4% Capstar Radio Notes , the 10 3/4% CCI Notes, and the 11 3/8% CCI Notes; (iii) net proceeds from the issuance of the 12 3/4% Senior Discount Notes due 2009 of Capstar Partners (the "12 3/4% Capstar Partners Notes") in February 1997 of approximately $150.3 million; (iv) net proceeds from the issuance of the 12% Senior Exchangeable Preferred Stock, par value $0.01 per share, of Capstar Partners (the "12% Capstar Partners Preferred Stock") in June 1997 of approximately $100.0 million; (v) net proceeds from the issuance of the 9 1/4% Senior Subordinated Notes due 2007 of Capstar Radio (the "9 1/4% Capstar Radio Notes") in June 1997 of approximately $199.2 million; (vi) the Chancellor Loan;
(vii) net proceeds of approximately $551.3 million (after deducting underwriting discounts and commissions and offering expenses of $37.7 million), from the Offering; (viii) borrowings under the Capstar Credit Facility and other bank indebtedness of the Company of approximately $590.6 million; (ix) net proceeds from dispositions of certain assets of the Company of approximately $257.4 million; and (x) cash flows from operating activities.

     As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, the Company will use a large percentage of its cash to make payments under such indebtedness.

     In October 1996, the Company assumed the 13 1/4% Capstar Radio Notes in connection with the financing of the acquisition of Commodore Media, Inc. (now known as Capstar Radio). On April 28, 1998, Capstar Radio purchased all of the outstanding 13 1/4% Capstar Radio Notes for an aggregate purchase price of $90.2 million, including a $10.7 million purchase premium and $2.7 million of accrued interest, which amount was funded with the proceeds of an equity investment in the Company by an affiliate of Hicks Muse in 1998.

     In connection with the financing of the acquisition of Osborn Communications Corporation in February 1997, Capstar Partners issued the 12 3/4% Capstar Partners Notes at a substantial discount from their aggregate principal amount at maturity of $277.0 million, generating gross proceeds to the Company of approximately $150.3 million. The 12 3/4% Capstar Partners Notes pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. As of June 30, 1998, the outstanding principal balance was $177.7 million. On August 1, 2002 and thereafter, interest of approximately $17.7 million will be payable semi-annually on February 1 and August 1 of each year until maturity on February 1, 2009.

     In June 1997, Capstar Radio issued the 9 1/4% Capstar Radio Notes in connection with certain acquisitions that were completed during the third quarter of 1997. As of June 30, 1998, the outstanding principal balance was $199.3 million. Interest on the 9 1/4% Capstar Radio Notes is payable semi-annually on January 1 and July 1 of each year until maturity on July 1, 2007.

     In June 1997, Capstar Partners issued 1,000,000 shares of the 12% Capstar Partners Preferred Stock in connection with the financing of the acquisition of GulfStar Communications, Inc. Dividends on the 12% Capstar Partners Preferred Stock accumulate from the date of issuance and are payable semi-annually on January 1 and July 1 of each year at a rate per annum of 12% of the $100.00 per share liquidation preference. Dividends may be paid, at Capstar Partners' option, on any dividend payment date occurring on or before July 1, 2002, either in cash or in additional shares of 12% Capstar Partners Preferred Stock. Capstar Partners paid the required dividend on January 1, 1998 and July 1, 1998 by issuing an additional 64,658 shares and 63,872 shares, respectively, of 12% Capstar Partners Preferred Stock and intends to pay in kind dividends, rather than cash, through July 1, 2002.

     CCI remained liable after the consummation of the Merger for the outstanding indebtedness of SFX under the 10 3/4% CCI Notes and the 11 3/8% CCI Notes. On July 3, 1998, pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172.8 million, including a $16.6 million redemption premium and $2.2 million of accrued interest. The Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and the CCI 11 3/8% Notes. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes and CCI 11 3/8% Notes, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998, $1.9 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1.9 million, including a $18,000 purchase premium and $31,000 of accrued interest. No

11 3/8% CCI Notes were tendered for repurchase. The partial redemption and the change of control offers were funded with borrowings under the Capstar Credit Facility. Interest payments of approximately $15.8 million are payable on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. Interest payments of approximately $32,000 are payable on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year until maturity on October 1, 2000.

     Upon completion of the Merger, all 2,392,022 shares of CCI Series E Preferred Stock remained outstanding. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. CCI paid the required dividend on July 15, 1998 by issuing an additional 75,169 shares of CCI Series E Preferred Stock, and CCI intends to pay in kind dividends, rather than cash dividends, through January 15, 2002. On July 3, 1998, pursuant to the terms of the CCI Certificate of Designation, CCI redeemed $119.6 million aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141.8 million, including a $15.1 million redemption premium and $7.0 million of accrued dividends. The Merger resulted in a change of control under the CCI Certificate of Designation. Pursuant to a change of control offer to acquire all of the outstanding CCI Series E Preferred Stock, which commenced on June 8, 1998, CCI purchased on July 10, 1998, $500,400 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536,000, including a $5,000 purchase premium and $31,000 of accrued dividends. The partial redemption and the change of control offer were funded with borrowings under the Capstar Credit Facility.

     In 1998, the Company received (through capital contributions from Capstar Broadcasting) proceeds in the amount of $634.1 million from equity investments in Capstar Broadcasting of Hicks Muse and its affiliates, of which (i) approximately $467.7 million was used to consummate station acquisitions, to repay indebtedness under the Credit Facility, and to purchase all of the outstanding 13 1/4% Capstar Radio Notes and (ii) approximately $166.4 million was used to consummate in part the Merger and related transactions.

     Concurrently with the Offering, Capstar Radio entered into the Capstar Credit Facility and terminated its existing credit facility. The Capstar Credit Facility consists of a $500 million revolving loan, a $450 million A Term Loan and a $400 million B Term Loan. The Capstar Credit Facility also contains mechanisms that permit Capstar Radio to request additional term loans and revolving credit loans in an aggregate amount up to $550 million; provided however, that all such additional loans are subject to future commitment availability and approval from the banks and are not currently available under the Capstar Credit Facility. Borrowings under the Capstar Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. The Company as of July 31, 1998 had borrowings of approximately $891.1 million outstanding under the Capstar Credit Facility comprised of $41.1 million in revolving loans, $450 million under the A Term Loan and $400 million under the B Term Loan, with a weighted average effective interest rate of 8% per annum. As of July 31, 1998, $455.3 million was available for borrowing. Beginning August 31, 1999, the A Term Loan will require scheduled annual principal payments, payable quarterly, of $45 million for the first year, $67.5 million in the second and third years, $90 million for the fourth and fifth years, and two quarterly payments of $45 million during the final year commencing August 31, 2004. Beginning August 31, 1998, the B Term Loan will require scheduled annual principal payments, payable quarterly, of $4 million in the first, second, third, fourth and fifth years following the Closing Date (as defined in the Capstar Credit Facility), $180 million in the sixth year following the Closing Date and $200 million in the seventh year following the Closing Date.

     Concurrently with the Offering, Capstar Broadcasting borrowed $150 million from Chancellor Media pursuant to a note (the "Chancellor Note"). The Chancellor
Note imposes certain limitations on the ability of the Company to incur additional indebtedness by restricting the ability of Capstar Broadcasting and its Subsidiaries to incur additional indebtedness.

     CCI estimates that in connection with (i) SFX's distribution on April 27, 1998 of all the capital stock owned by SFX in SFX Entertainment, Inc. ("SFX Entertainment") to certain of SFX's stockholders and other security holders (the "Spin-Off") and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $94.0 million. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (including any tax liability of CCI arising from such indemnification payments), which full indemnity payments are presently estimated to be approximately $105 million. On June 30, 1998, CCI received approximately $52.5 million in cash from SFX Entertainment in partial payment of SFX Entertainment's indemnity obligation. It is anticipated that CCI will receive approximately $26.3 million in cash from SFX Entertainment on both September 30, 1998 and December 31, 1998. In connection with certain asset divestiture transactions occurring immediately after the Merger, CCI incurred a federal income tax liability of approximately $26.0 million. These federal income taxes resulting from the Spin-Off and the divestiture transactions will be due in full by March 15, 1999.

     Chancellor Media has agreed to provide services for ten large market CCI stations under separate LMAs with the Company for approximately $49.4 million per year for up to three years after the consummation of the Merger. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by the Company over a three-year period, with corresponding decreases in the amount of the LMA fees received by the Company as stations are exchanged. No assurances can be given that stations acquired by the Company will generate cash flows comparable to the LMA fees to be received from Chancellor Media in connection therewith, either initially when such stations are acquired or at all.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures estimated at $51.0 million for fiscal year 1998 and payment of the federal income tax liabilities resulting from the Spin-Off, which is indemnified, and the asset divestiture transactions occurring immediately after the Merger, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Management believes that the disposition of certain assets of the Company, cash from operating activities, LMA fees from Chancellor Media and SFX Entertainment's satisfaction of its indemnity obligation to pay CCI for CCI's tax liability resulting from the Spin-Off, together with available revolving credit borrowings under the Capstar Credit Facility, should be sufficient to permit the Company to meet its obligations under the agreements governing its existing indebtedness, to fund its operations, and to consummate its pending acquisitions. The Company may require financing, either in the form of additional debt or equity securities, for additional future acquisitions, if any, and there can be no assurance that it will be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Net cash provided by operating activities was approximately $24.3 million and $5.0 million for the six month periods ended June 30, 1998 and 1997, respectively. Net cash used in investing activities was $1,197.0 million and $180.5 million for the six month periods ended June 30, 1998 and 1997, respectively. Net cash provided by financing activities was $1,133.9 million and $179.9 for the six month period ended June 30, 1998 and 1997, respectively. These cash flows primarily reflect the borrowings, capital contribution and expenditures for stations acquisitions and dispositions.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward looking statements. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including without limitation business conditions and growth in the industry and the general economy, competitive factors, changes in interest rates, the failure or inability to renew one or more of the Company's broadcasting licenses, and regulatory developments affecting the Company's operations and the acquisitions and dispositions described elsewhere in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those indicated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements beginning after December 31, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106. This pronouncement is effective for financial statements beginning after December 31, 1997.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

EXTRAORDINARY ITEMS

     On February 20, 1997, in connection with the financing of the Osborn Acquisition, the Company repaid its outstanding loan balance (including principal and interest) under the Company's senior credit facility (the "AT&T Credit Facility") with AT&T Commercial Finance Corporation and recognized an extraordinary loss of $.9 million as a result of the write-off of unamortized deferred financing costs plus a prepayment penalty. In 1998, extraordinary loss comprises approximately $2.6 million from the write-off of deferred fees associated with the Company's previous credit facility, which was terminated on May 29, 1998, and approximately $4.7 million from the purchase of the 13 1/4% Notes on April 28, 1998.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is whether the Company's computer system will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and accounts receivable accounting packages. These purchased software programs have been brought into Year 2000 compliance at no additional cost to the Company by utilizing vendor upgrades to the Company's financial accounting software programs. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. The Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999 at an estimated cost of $17.7 million. The Company believes that its other financial applications are Year 2000 compliant. Responsibility for the Year 2000 compliance has been analyzed and testing is currently ongoing. The Company is identifying and replacing technical items which are not

Year 2000 compliant at an estimated aggregate cost of less than $1.0 million. The Company believes that the Year 2000 Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have a material impact on the financial position or the operations of the Company. The Company does not have a contingency plan and, at this time, does not expect to create one because it expects to be Year 2000 compliant by the end of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal in 1998, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In 1998, Cardinal demanded an arbitration regarding the 1998 deferred payment as provided in the settlement agreement. Cardinal claims entitlement to $3.5 million, plus attorneys' fees and costs. CCI is defending vigorously against the claims made in the arbitration.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the Merger to the holders of the CCI Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the Merger or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the Merger, (b) completion of the confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a March 23, 1994, Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. ("SFX Entertainment"), a former subsidiary of SFX which was spun-off prior to the Merger. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and .2983 shares of common stock of SFX Entertainment per warrant,
(ii) require CCI to pay .2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after

April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorneys' fees.

     On July 24, 1998 in connection with Capstar Broadcasting's pending acquisition of Triathlon, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, its directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the Class A common shareholders at the expense of the depository shareholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. Capstar Broadcasting expects to file a motion to dismiss at the appropriate time.

     See Part I Item 1 Note 10 to the June 30, 1998 unaudited financial statements.

ITEM 2. CHANGES IN SECURITIES.

     On March 26, 1998, Capstar Radio announced an offer to purchase for cash any and all of its $76,808,000 aggregate principal amount of 13 1/4% Capstar Radio Notes. On April 28, 1998, Capstar Radio purchased all of the outstanding 13 1/4% Capstar Radio Notes for an aggregate purchase price of $90.5 million, including a $10.7 million purchase premium and $2.7 million of accrued interest, resulting in an extraordinary loss, net of tax, of approximately $4.7 million, which was recognized in the second quarter of 1998.

     During the second quarter of 1998, Capstar Radio sold 54,767,303 shares of its common stock, par value $0.01 per share, to Capstar Partners at purchase prices of $1.40 per share. These transactions were conducted in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Employment Agreement, dated May 4, 1998, by and among
                            Capstar Broadcasting, Capstar Employee Management
                            Company, Inc. and James P. Donahoe.(1)
         10.2            -- Fourth Amendment to Affiliate Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(1)
         10.3            -- Third Amendment to Management Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(1)
         10.4            -- Amended and Restated GulfStar Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            the securityholders listed therein and Hicks Muse.(1)
         10.5            -- Amended and Restated Warrant dated April 1, 1998, issued to R. Steven Hicks for 930,000 shares of Class C Common
                            Stock.(2)
         10.6            -- Amended and Restated Warrant dated April 1, 1998, issued to R. Steven Hicks for 255,317 shares of Class C Common
                            Stock.(3)
         10.7            -- Amended and Restated Warrant dated April 1, 1998, issued to R. Steven Hicks for 323,120 shares of Class C Common
                            Stock.(4)
         10.8            -- Warrant dated April 1, 1998, issued to R. Steven Hicks
                            for 187,969 shares of Class C Common Stock.(5)
         10.9            -- Warrant dated April 1, 1998, issued to R. Steven Hicks
                            for 500,000 shares of Class C Common Stock.(6)
         10.10           -- Warrant dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 150,000 shares of Class A Common
                            Stock.(7)
         10.11           -- Warrant dated April 1, 1998, issued to Paul D. Stone for
                            150,000 shares of Class A Common Stock.(8)
         10.12           -- Warrant dated July 5, 1998, issued to D. Geoffrey
                            Armstrong for 200,000 shares of Class A Common Stock.(9)
         10.13           -- Employment Agreement, dated July 5, 1998, by and between
                            Capstar Broadcasting and D. Geoffrey Armstrong.(11)
         10.14           -- Agreement and Plan of Merger, dated July 23, 1998, among
                            Capstar Radio, TBC Radio Acquisition Corp. and Triathlon
                            Broadcasting Company.(11)
         10.15           -- Credit Agreement, dated as of May 29, 1998, among Capstar
                            Radio, as the borrower, Capstar Broadcasting, Capstar
                            Partners and the financial institutions party
                            thereto.(10)
         10.16           -- Amendment to Letter Agreement, dated February 20, 1998, between Chancellor Media and Capstar Broadcasting.(1)
         10.17           -- Note, dated May 29, 1998, made payable by Capstar
                            Broadcasting to Chancellor Media Corporation of Los
                            Angeles.(10)
         10.18           -- Capstar Broadcasting Corporation Pledge Agreement, dated
                            May 29, 1998, between Capstar Broadcasting and Chancellor
                            Media Corporation of Los Angeles.(10)
         10.19           -- Asset Exchange Agreement, dated as of May 29, 1998, among
                            Chancellor Media Corporation of Los Angeles, Chancellor
                            Media Licensee Company, SFX Texas Limited Partnership and
                            SFXTX Limited Partnership.(10)
         27.1            -- Financial Data Schedule.*

---------------

  *  Filed herewith.

 (1) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-1, dated May 26, 1998, File No. 333-48819.

 (2) Incorporated by reference to Exhibit 10.6 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (3) Incorporated by reference to Exhibit 10.7 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (4) Incorporated by reference to Exhibit 10.8 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (5) Incorporated by reference to Exhibit 10.9 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (6) Incorporated by reference to Exhibit 10.10 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (7) Incorporated by reference to Exhibit 10.12 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (8) Incorporated by reference to Exhibit 10.11 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (9) Incorporated by reference to Exhibit 99.8 of Capstar Broadcasting's Registration Statement on Form S-8, dated July 27, 1998, File No. 333-59937.

(10) Incorporated by reference to Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

(11) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, File No. 333-48819.

  (b) Reports on Form 8-K

     The following reports on Form 8-K were filed by Capstar Partners during the three months ended June 30, 1998:

          Current Report on Form 8-K, filed April 6, 1998, relating to the offer to purchase the 13 1/4% Capstar Radio Notes. Items 5 and 7 were reported.

          Current Report on Form 8-K/A, filed April 14, 1998, relating to the acquisition of Patterson Broadcasting, Inc. Item 7 was reported.

          Current Report on Form 8-K/A, filed April 21, 1998, relating to the offer to purchase the 13 1/4% Capstar Radio Notes. Items 5 and 7 were reported.

          Current Report on Form 8-K, filed May 8, 1998, relating to the offer to purchase the 13 1/4% Capstar Radio Notes. Items 5 and 7 were reported.

          Current Report on Form 8-K, filed June 15, 1998, relating to the acquisition of SFX Broadcasting, Inc. and related transactions. Items 2 and 7 were reported.

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

                                            CAPSTAR RADIO BROADCASTING
                                            PARTNERS, INC.

                                            By:      /s/ PAUL D. STONE
                                              ----------------------------------
                                                        Paul D. Stone
                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: August 12, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1            -- Employment Agreement, dated May 4, 1998, by and among
                            Capstar Broadcasting, Capstar Employee Management
                            Company, Inc. and James P. Donahoe.(1)
         10.2            -- Fourth Amendment to Affiliate Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(1)
         10.3            -- Third Amendment to Management Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(1)
         10.4            -- Amended and Restated GulfStar Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            the securityholders listed therein and Hicks Muse.(1)
         10.5            -- Amended and Restated Warrant dated April 1, 1998, issued to R. Steven Hicks for 930,000 shares of Class C Common
                            Stock.(2)
         10.6            -- Amended and Restated Warrant dated April 1, 1998, issued to R. Steven Hicks for 255,317 shares of Class C Common
                            Stock.(3)
         10.7            -- Amended and Restated Warrant dated April 1, 1998, issued to R. Steven Hicks for 323,120 shares of Class C Common
                            Stock.(4)
         10.8            -- Warrant dated April 1, 1998, issued to R. Steven Hicks
                            for 187,969 shares of Class C Common Stock.(5)
         10.9            -- Warrant dated April 1, 1998, issued to R. Steven Hicks
                            for 500,000 shares of Class C Common Stock.(6)
         10.10           -- Warrant dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 150,000 shares of Class A Common
                            Stock.(7)
         10.11           -- Warrant dated April 1, 1998, issued to Paul D. Stone for
                            150,000 shares of Class A Common Stock.(8)
         10.12           -- Warrant dated July 5, 1998, issued to D. Geoffrey
                            Armstrong for 200,000 shares of Class A Common Stock.(9)
         10.13           -- Employment Agreement, dated July 5, 1998, by and between
                            Capstar Broadcasting and D. Geoffrey Armstrong.(11)
         10.14           -- Agreement and Plan of Merger, dated July 23, 1998, among
                            Capstar Radio, TBC Radio Acquisition Corp. and Triathlon
                            Broadcasting Company.(11)
         10.15           -- Credit Agreement, dated as of May 29, 1998, among Capstar
                            Radio, as the borrower, Capstar Broadcasting, Capstar
                            Partners and the financial institutions party
                            thereto.(10)
         10.16           -- Amendment to Letter Agreement, dated February 20, 1998, between Chancellor Media and Capstar Broadcasting.(1)
         10.17           -- Note, dated May 29, 1998, made payable by Capstar
                            Broadcasting to Chancellor Media Corporation of Los
                            Angeles.(10)
         10.18           -- Capstar Broadcasting Corporation Pledge Agreement, dated
                            May 29, 1998, between Capstar Broadcasting and Chancellor
                            Media Corporation of Los Angeles.(10)
         10.19           -- Asset Exchange Agreement, dated as of May 29, 1998, among
                            Chancellor Media Corporation of Los Angeles, Chancellor
                            Media Licensee Company, SFX Texas Limited Partnership and
                            SFXTX Limited Partnership.(10)
         27.1            -- Financial Data Schedule.*

---------------

  *  Filed herewith.

 (1) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-1, dated May 26, 1998, File No. 333-48819.

 (2) Incorporated by reference to Exhibit 10.6 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (3) Incorporated by reference to Exhibit 10.7 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (4) Incorporated by reference to Exhibit 10.8 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (5) Incorporated by reference to Exhibit 10.9 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (6) Incorporated by reference to Exhibit 10.10 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (7) Incorporated by reference to Exhibit 10.12 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (8) Incorporated by reference to Exhibit 10.11 of Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

 (9) Incorporated by reference to Exhibit 99.8 of Capstar Broadcasting's Registration Statement on Form S-8, dated July 27, 1998, File No. 333-59937.

(10) Incorporated by reference to Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

(11) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998, File No. 333-48819.