Form 10-Q
period 1998-09-30
CAPSTAR RADIO BROADCASTING PARTNERS INC
filed 1998-11-13
CIK 945821

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 33-92732

                            ------------------------

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

                            ------------------------

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

     Indicate the number of shares outstanding of each of Capstar Radio's classes of common stock, as of the latest practicable date: As of November 6, 1998, 1,113,068,214 shares of Common Stock, par value $.01 per share ("Common Stock"), of Capstar Radio were outstanding. As of such date, there was no public market for the Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements:
         CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES
         Consolidated Balance Sheets as of December 31, 1997 and
         September 30, 1998 (unaudited)..............................      3
         Consolidated Statements of Operations for the three months
         ended September 30, 1997 and 1998 (unaudited)...............      4
         Consolidated Statements of Operations for the nine months
         ended September 30, 1997 and 1998 (unaudited)...............      5
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1998 (unaudited)........      6
         Consolidated Statement of Stockholder's Equity for the nine
         months ended September 30, 1998 (unaudited).................      7
         Notes to Consolidated Financial Statements (unaudited)......      8
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     20
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     29

         PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     29
Item 4.  Submission of Matters to Vote of Security Holders...........     31
Item 6.  Exhibits and Reports on Form 8-K............................     31

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Current assets:
  Cash and cash equivalents.................................   $   70,719     $   14,202
  Accounts receivable, net of allowance for doubtful
     accounts of $2,889 and $8,142 at December 31, 1997 and
     September 30, 1998, respectively.......................       40,350        114,313
  Prepaid expenses and other current assets.................        3,699         52,069
                                                               ----------     ----------
          Total current assets..............................      114,768        180,584
Property and equipment, net.................................      105,505        226,783
Intangibles and other, net..................................      873,544      4,222,088
Other non-current assets....................................        3,055         14,413
                                                               ----------     ----------
          Total assets......................................   $1,096,872     $4,643,868
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $    1,388     $   17,020
  Accounts payable..........................................       10,770         11,517
  Accrued liabilities.......................................       15,977         59,353
  Income taxes payable......................................        2,417         56,916
                                                               ----------     ----------
          Total current liabilities.........................       30,552        144,806
Long-term debt, net of current portion......................      426,192      1,401,853
Due to Parent...............................................       11,580          9,709
Deferred income taxes.......................................      167,233      1,177,149
                                                               ----------     ----------
          Total liabilities.................................      635,557      2,733,517
                                                               ----------     ----------
Commitments and contingencies
Series E Cumulative Exchangeable Preferred Stock, aggregate
  liquidation preference of $129,948........................           --        144,973
Stockholder's equity:
  Common Stock, $.01 par value, 500,000,000 and
     1,500,000,000 shares authorized; 475,874,792 and
     1,113,068,214 shares issued and outstanding at December
     31, 1997 and September 30, 1998, respectively..........        4,759         11,131
  Additional paid-in capital................................      491,085      1,816,048
  Unearned compensation.....................................           --           (790)
  Accumulated deficit.......................................      (34,529)       (61,011)
                                                               ----------     ----------
          Total stockholder's equity........................      461,315      1,765,378
                                                               ----------     ----------
          Total liabilities and stockholder's equity........   $1,096,872     $4,643,868
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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                              ---------------------
                                                                1997        1998
                                                              ---------   ---------
Gross broadcast revenue.....................................  $ 54,101    $181,220
Less: agency commissions....................................    (2,854)    (19,314)
                                                              --------    --------
          Net broadcast revenue.............................    51,247     161,906
                                                              --------    --------
Operating expenses:
  Programming, technical and news...........................    12,292      27,703
  Sales and promotion.......................................    14,723      40,221
  General and administrative................................     7,931      20,715
Corporate expenses..........................................     4,294       5,952
LMA fees paid...............................................       306          51
Corporate expenses -- noncash compensation..................        --      (8,796)
Depreciation and amortization...............................     8,033      30,986
                                                              --------    --------
Operating income............................................     3,668      45,074
Other (income) expense:
  Interest expense..........................................     7,667      30,447
  Interest income...........................................        --        (349)
  Other, net................................................     4,168         (28)
                                                              --------    --------
Income (loss) before benefit for income taxes and
  extraordinary item........................................    (8,167)     15,004
Provision (benefit) for income taxes........................    (2,532)      2,069
Dividends and accretion on preferred stock of subsidiary....        --       3,649
                                                              --------    --------
Income (loss) before extraordinary item.....................    (5,635)      9,286
Extraordinary item, loss on early extinguishment of debt....     1,442          --
                                                              --------    --------
Net income (loss)...........................................    (7,077)      9,286
Dividends and accretion on preferred stocks.................     5,379          --
                                                              --------    --------
          Net income (loss) attributable to common stock....  $(12,456)   $  9,286
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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Gross broadcast revenue.....................................  $125,949   $375,569
Less: agency commissions....................................    (9,545)   (37,666)
                                                              --------   --------
          Net broadcast revenue.............................   116,404    337,903
                                                              --------   --------
Operating expenses:
  Programming, technical and news...........................    27,889     63,413
  Sales and promotion.......................................    32,038     89,206
  General and administrative................................    18,968     51,516
Corporate expenses..........................................     9,399     13,566
LMA fees paid...............................................     2,437      3,372
Corporate expenses -- noncash compensation..................    10,818     13,673
Depreciation and amortization...............................    17,211     61,258
                                                              --------   --------
Operating (loss) income.....................................    (2,356)    41,899
Other (income) expense:
  Interest expense..........................................    16,104     56,260
  Interest income...........................................        --     (1,596)
  Other, net................................................     4,155        (96)
                                                              --------   --------
Loss before benefit for income taxes and extraordinary
  item......................................................   (22,615)   (12,669)
Provision (benefit) for income taxes........................    (3,657)       456
Dividends and accretion on preferred stock of subsidiary....        --      6,052
                                                              --------   --------
Loss before extraordinary item..............................   (18,958)   (19,177)
Extraordinary item, loss on early extinguishment of debt....     2,293      7,305
                                                              --------   --------
Net loss....................................................   (21,251)   (26,482)
Dividends and accretion on preferred stocks.................     7,071         --
                                                              --------   --------
          Net loss attributable to common stock.............  $(28,322)  $(26,482)
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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                1997         1998
                                                              ---------   -----------
Net cash provided by operating activities...................  $     567   $    71,304
                                                              ---------   -----------
Cash flows from investing activities:
  Proceeds on sale of broadcasting property.................     35,932       229,180
  Purchase of property and equipment........................     (7,539)      (27,918)
  Payments for acquisitions, net of cash acquired...........   (417,982)   (1,426,416)
  Payments for pending acquisitions.........................     (7,556)      (11,942)
  Other investing activities, net...........................       (591)       (5,494)
                                                              ---------   -----------
          Net cash used in investing activities.............   (397,736)   (1,242,590)
                                                              ---------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt and credit facility..........    281,032       995,200
  Repayment of long-term debt and credit facility...........   (164,974)     (827,953)
  Payments of financing related costs.......................    (16,602)       (8,887)
  Net proceeds from issuance of common stock to parent and
     equity contributions by parent.........................    308,934     1,340,912
  Advances from Parent......................................      1,017            --
  Redemption of preferred stock.............................       (811)     (135,207)
  Dividends paid on common stock............................     (9,110)     (239,789)
  Dividends paid on preferred stock.........................         --        (9,507)
                                                              ---------   -----------
          Net cash provided by financing activities.........    399,486     1,114,769
                                                              ---------   -----------
Net increase (decrease) in cash and cash equivalents........      2,317       (56,517)
Cash and cash equivalents at beginning of period............      9,161        70,719
                                                              ---------   -----------
Cash and cash equivalents at end of period..................  $  11,478   $    14,202
                                                              =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                       COMMON STOCK
                                  -----------------------   ADDITIONAL                                    TOTAL
                                     NUMBER         PAR      PAID-IN       UNEARNED     ACCUMULATED   STOCKHOLDER'S
                                    OF SHARES      VALUE     CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                  -------------   -------   ----------   ------------   -----------   -------------
Balance at January 1, 1998......    475,874,792   $ 4,759   $ 491,085       $  --        $(34,529)     $  461,315
  Issuance of Common Stock......    637,193,422     6,372     859,132          --              --         865,504
  Equity contribution from
    Parent......................             --        --     724,360          --              --         724,360
  Dividends.....................             --        --    (272,183)         --              --        (272,183)
  Unearned compensation related
    to granting of employee
    stock options...............             --        --         878        (878)             --              --
  Compensation Expense..........             --        --      12,776          88              --          12,864
  Net loss......................             --        --          --          --         (26,482)        (26,482)
                                  -------------   -------   ----------      -----        --------      ----------
Balance at September 30, 1998...  1,113,068,214   $11,131   $1,816,048      $(790)       $(61,011)     $1,765,378
                                  =============   =======   ==========      =====        ========      ==========

   The accompanying notes are an integral part of the consolidated financial statements

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     Information with respect to the three and nine month periods ended September 30, 1997 and 1998 is unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments considered necessary for a fair presentation. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998, or for any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto for Capstar Radio included in Form 10-K for the year ended December 31, 1997.

     The consolidated financial statements include the accounts of Capstar Radio (formerly named Commodore Media, Inc.) and its direct and indirect wholly-owned subsidiaries. Capstar Partners owns all of the outstanding common stock of Capstar Radio. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 -- CHANCELLOR MERGER AGREEMENT

     Capstar Broadcasting has entered into an Agreement and Plan of Merger dated August 26, 1998 (the "Chancellor Merger Agreement"), with Chancellor Media and CBC Acquisition Company, Inc., a wholly-owned subsidiary of Capstar Broadcasting, pursuant to which Chancellor Media will be merged (the "Chancellor Merger") with and into CBC Acquisition Company, Inc. and will become a wholly-owned subsidiary of Capstar Broadcasting. The Chancellor Merger Agreement provides, among other things, that upon the consummation of the Chancellor Merger, Capstar Broadcasting will be renamed "Chancellor Media Corporation" (as such, the "Parent") and (i) each share of Class A Common Stock and Class C Common Stock issued and outstanding immediately prior to the effective time of the Chancellor Merger (the "Effective Time") (other than shares of Class A Common Stock and Class C Common Stock held as treasury shares) will be reclassified, changed and converted into 0.4800 of a validly issued, fully paid and nonassessable share of the common stock, par value $.01 per share ("Parent Voting Common Stock"), of the Parent, such exchange ratio being subject to adjustment as described in the Chancellor Merger Agreement, (ii) each share of Class B Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Class B Common Stock held as treasury shares) will be reclassified, changed and converted into 0.4800 of a validly issued, fully paid and nonassessable share of nonvoting common stock, par value $.01 per share ("Parent Nonvoting Common Stock"), of the Parent, such exchange ratio being subject to adjustment as described in the Chancellor Merger Agreement, (iii) each share of common stock, par value $.01 per share ("Chancellor Common Stock"), of Chancellor Media issued and outstanding immediately prior to the Effective Time (other than shares of Chancellor Common Stock held as treasury shares) will be converted into the right to receive one share of Parent Voting Common Stock, and (iv) each share of 7% Convertible Preferred Stock, par value $.01 per share, and $3.00 Convertible Exchangeable Preferred Stock, par value $.01 per share, in each case of Chancellor Media, will be converted into the right to receive one share of 7% Convertible Preferred Stock, par value $.01 per share ("Parent 7% Convertible Preferred Stock"), and $3.00 Convertible Exchangeable Preferred Stock, par value $.01 per share (collectively with the Parent 7% Convertible Preferred Stock, the "Parent Convertible Preferred Stock"), in each case of the Parent.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     Affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") own approximately 65% of the equity of Capstar Broadcasting on a fully-diluted basis and, after the Chancellor Merger, will own approximately 26% of the equity of the Parent on a fully-diluted basis after giving effect to the consummation of Chancellor Media's pending acquisition of Ranger Equity Holdings Corporation, the parent company of LIN Television Corporation.

     Consummation of the Chancellor Merger is subject to various conditions fully set forth in the Chancellor Merger Agreement, including, without limitation, the approval of the Chancellor Merger by a majority of the shares of Class A Common Stock that are present and entitled to vote on the Chancellor Merger at a stockholders meeting to be called by Capstar Broadcasting and which are beneficially owned by a holder other than Thomas O. Hicks, Capstar Broadcasting's Chairman of the Board, R. Steven Hicks, Capstar Broadcasting's Chief Executive Officer, or any of their respective affiliates, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of regulatory approval from the Federal Communications Commission.

     Thomas O. Hicks, R. Steven Hicks and Capstar Broadcasting Partners, L.P., an affiliate of Hicks Muse (collectively, the "Stockholders"), entered into a Voting Agreement dated August 26, 1998 (the "Voting Agreement"), with Chancellor Media, pursuant to which each of the Stockholders has agreed, among other things, to vote in favor of the Chancellor Merger, the Chancellor Merger Agreement and any other transactions contemplated by the Chancellor Merger Agreement.

     The foregoing description of the Chancellor Merger Agreement and the Voting Agreement does not purport to be complete and is qualified in its entirety by the copies of the Chancellor Merger Agreement and Voting Agreement incorporated herein by reference as exhibits to this Quarterly Report on Form 10-Q.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks, Muse, Tate & Furst, Inc. ("Hicks, Muse") and the individual directors of Hicks, Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

NOTE 3 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements beginning after December 15, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

Nos. 87, 88 or 106. This pronouncement is effective for financial statements beginning after December 15, 1997.

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

NOTE 4 -- INITIAL PUBLIC OFFERING BY CAPSTAR BROADCASTING

     On May 29, 1998 Capstar Broadcasting completed an initial public offering (the "Offering") in which Capstar Broadcasting sold 31,000,000 shares of its Class A Common Stock, par value $.01 per share ("Class A Common Stock"), at $19.00 per share for net proceeds to Capstar Broadcasting of $551,308 after deducting underwriting discounts and commissions and offering expenses of $37,692. The shares sold by Capstar Broadcasting represented approximately 28.8% of the outstanding shares of Capstar Broadcasting on May 29, 1998. Capstar Broadcasting contributed the net proceeds from the Offering to Capstar Partners which then contributed the net proceeds from the Offering to Capstar Radio. Capstar Radio used this contribution to fund a portion of the acquisition of SFX Broadcasting, Inc., a Delaware corporation ("SFX"), as discussed in Note 5 below.

NOTE 5 -- ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

  SFX Acquisition and Related Transactions

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("SFX Parent"), acquired SFX, which has been renamed Capstar Communications, Inc. ("CCI"). The acquisition was effected through the merger (the "SFX Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent ("Sub"), with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became a direct wholly-owned subsidiary of Capstar Radio. The total consideration paid by the Company in the SFX Merger was approximately $1,500,000 (the "SFX Merger Consideration"), including the repayment of the outstanding balance under the existing credit facility of SFX (the "SFX Credit Facility") of approximately $313,000. Consummation of the SFX Merger and related transactions increased the Company's portfolio of stations by 67 owned and operated radio stations (50 FM and 17 AM) and two radio stations on which the Company sells commercial time.

     The SFX Merger and other related transactions, including (i) certain station acquisitions and dispositions completed contemporaneously with the SFX Merger (as discussed below), (ii) the repayment of outstanding indebtedness of SFX under the SFX Credit Facility, (iii) the redemption of approximately $154,000 aggregate principal amount of CCI's 10 3/4% Senior Subordinated Notes Due 2006 (the "10 3/4% CCI Notes") (as discussed in Note 9), and (iv) the redemption of approximately $119,600 aggregate liquidation preference of CCI's 12 5/8% Series E Cumulative Exchangeable Preferred Stock, par value $.01 per share ("CCI Series E Preferred Stock") (as discussed in Note 9), were financed with (A) the net proceeds from the Offering, (B) borrowings of $590,600 (the "Capstar Loan") under the Capstar Credit Facility (as defined in Note 9), (C) borrowings of $150,000 from Chancellor Media Corporation of Los Angeles ("Chancellor Media"), an affiliate, and (D) net proceeds of approximately $221,429 from sales of certain assets.

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into a Letter Agreement (the "Chancellor Exchange Agreement") pursuant to which Capstar Broadcasting agreed to exchange

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

11 SFX stations in the Dallas, Houston, San Diego and Pittsburgh markets ("Chancellor Exchange Stations") having an aggregate deemed market value of $637,500 for certain stations to be acquired by Chancellor Media during the three-year period ending February 20, 2001 (the "Exchange Period"). SFX station KODA-FM, which is a Chancellor Exchange Station, was exchanged for certain radio stations in the Austin, Texas and the Jacksonville, Florida markets concurrently with the consummation of the SFX Merger. The remaining Chancellor Exchange Stations will be exchanged for mid-sized market radio stations to be identified by Capstar Broadcasting and paid for by Chancellor Media ("Capstar Exchange Stations"). Capstar Broadcasting and Chancellor Media intend for the exchange transactions to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Capstar Broadcasting, however, bears all risks related to the tax treatment of the exchanges. Capstar Broadcasting has agreed not to solicit, initiate or encourage the submission of proposals for the acquisition of the Chancellor Exchange Stations or to participate in any discussions for such purpose during the Exchange Period, other than as contemplated under the Chancellor Exchange Agreement. Concurrently with the consummation of the SFX Merger, Chancellor Media began providing services to the Chancellor Exchange Stations (other than KODA-FM, which was acquired, via a like-kind exchange by Chancellor Media) pursuant to separate local marketing agreements ("LMAs") until such stations are exchanged. Chancellor Media retains the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. As of September 30, 1998, the Company earned LMA fees of approximately $16,500 from the Chancellor Exchange Stations. The LMA fees earned by the Company will decrease as Chancellor Exchange Stations are exchanged. During the pendency of the Chancellor Merger (as defined), the Company does not anticipate effecting any exchanges with Chancellor Media.

     On May 21, 1998, SFX completed the acquisition of three radio stations (two FM and one AM) in the Nashville, Tennessee market from Sinclair Broadcasting Group for an aggregate purchase price of approximately $35,000 in cash (the "Nashville Purchase Price"). SFX funded the Nashville Purchase Price with excess cash on hand.

     On May 29, 1998, CCI exchanged station KODA-FM in Houston, Texas for Chancellor Media radio stations WAPE-FM and WFYV-FM in Jacksonville, Florida and approximately $90,250 in cash (the "KODA Exchange"). In an exchange under
Section 1031 of the Code, the indirect, wholly-owned subsidiaries of CCI, through a qualified intermediary, used the $90,250 in cash received from Chancellor Media to acquire radio stations KASE-FM, KVET-AM and KVET-FM in Austin, Texas. The deemed value of the KODA Exchange was $143,250.

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

  Other Acquisitions and Dispositions

     In addition to the SFX Merger and the other related transactions described above, during the nine months ended September 30, 1998, the Company acquired 27 AM and 50 FM radio stations and related broadcast equipment through several acquisitions, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition.

     Acquisition activity during the nine months ended September 30, 1998 was as follows. All consideration paid for the acquisitions scheduled below consisted solely of cash and promissory notes, except for one of the stations acquired from Americom, the Jacor acquisition and the Boswell acquisition which were exchanged for like-kind assets.

                                          STATIONS
                                          ACQUIRED
                                         -----------     DATE OF
TRANSACTION                              AM      FM    ACQUISITION   PURCHASE OF       COST
-----------                              ---     ---   -----------   ------------   ----------
Patterson Broadcasting.................  14      25    January       Common Stock   $  227,186
Quass Broadcasting.....................   1       2    January       Common Stock       16,281
Knight Radio...........................   3       5    January       Assets             66,180
East Penn Broadcasting.................   1      --    January       Assets              2,010
Commonwealth Broadcasting..............   1       2    February      Assets              5,514
Brantly Broadcast Associates...........  --       1    February      Assets              1,735
KOSO...................................  --       1    April         Assets              8,472
Americom...............................   1       3    April         Assets             26,662
KDOS LP................................   1       1    April         Assets              3,532
Grant..................................   1      --    May           Assets              3,440
SFX....................................  17      50    May           Common Stock    1,274,656
Class Act..............................  --       1    June          Assets              1,068
KRNA...................................  --       1    June          Assets              6,398
University of Alaska...................  --       1    June          Assets                221
ARS....................................   2       2    July          Assets              6,505
Dynacom................................  --       2    July          Assets              5,923
Jacor..................................   1      --    August        Assets              5,000
Ogallala Broadcasting..................   1       2    September     Assets              3,850
Boswell................................  --       1    September     Assets             11,750
                                                                                    ----------
                                                                                    $1,676,383
                                                                                    ----------

     Additionally, in April 1998, the Company acquired Prophet Systems, Inc., a manufacturer, seller and distributor of combination hardware-software devices which permit the remote programming of radio station

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES broadcasts, for aggregate consideration of approximately $15,000 in cash. Pursuant to the asset purchase agreement, Capstar Broadcasting will issue 285,714 shares of Class A Common Stock, upon the satisfaction of certain conditions contained in the asset purchase agreement.

     The acquisitions during the nine months ended September 30, 1998 are summarized in the aggregate as follows:

                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                               SEPTEMBER 30,
                                                                   1998
                                                               -------------
Consideration:
  Cash and notes............................................    $1,583,053
  Acquisition costs.........................................        72,149
  Assets exchanged..........................................        21,181
                                                                ----------
          Total.............................................    $1,676,383
                                                                ==========
Assets acquired and liabilities assumed:
  Cash......................................................        16,488
  Accounts receivable.......................................        89,642
  Prepaid expenses and other................................       111,938
  Property and equipment....................................       125,360
  Intangible assets.........................................     3,614,399
  Accounts payable..........................................       (11,960)
  Accrued liabilities.......................................      (135,257)
  Deferred income taxes.....................................    (1,038,369)
  Long-term debt............................................      (812,253)
  Preferred stock...........................................      (283,605)
                                                                ----------
          Total.............................................    $1,676,383
                                                                ==========

     In addition to the SFX Merger and other related transactions described above, during the nine months ended September 30, 1998, the Company disposed of 6 AM and 11 FM radio stations and related broadcast equipment through several dispositions for aggregate consideration of approximately $116,369, including $85,038 in cash, $10,150 in notes and $21,181 in broadcast properties. The carrying value of net assets sold related to these stations approximated the consideration received.

     The following unaudited proforma summary presents the consolidated results of operations for the nine months ended September 30, 1997 and 1998 as if the acquisitions and dispositions completed through September 30, 1998 had occurred at the beginning of 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Net revenue.................................................  $415,415   $459,001
                                                              ========   ========
Loss before extraordinary item..............................   (73,868)   (66,758)
                                                              ========   ========
Net loss....................................................   (76,161)   (74,063)
                                                              ========   ========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     Subsequent to September 30, 1998, the Company acquired 1 AM and 3 FM radio stations and related broadcast equipment through several acquisitions for aggregate consideration in cash of approximately $24,935. The acquisitions were funded with borrowings under the Capstar Credit Facility (as defined) and available cash on hand.

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

     Additionally, the Company has entered into five agreements to acquire 17 additional radio stations (4 AM and 13 FM) and related broadcast equipment for aggregate consideration in cash of approximately $29,200. The Company currently operates 13 of these stations under either LMA's or joint sales agreements.

NOTE 6 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                     DEPRECIABLE
                                     DEPRECIATION       LIFE       DECEMBER 31,   SEPTEMBER 30,
                                        METHOD         (YEARS)         1997           1998
                                     -------------   -----------   ------------   -------------
Buildings and improvements.........  Straight-line      5-20         $ 16,819       $ 39,624
Broadcasting and other equipment...  Straight-line      3-20           84,331        191,035
Equipment under capital lease
  obligations......................  Straight-line       3-5            1,356          1,012
                                                                     --------       --------
                                                                      102,506        231,671
Accumulated depreciation and
  amortization.....................                                   (10,211)       (21,874)
                                                                     --------       --------
                                                                       92,295        209,797
Land...............................                                    13,210         16,986
                                                                     --------       --------
                                                                     $105,505       $226,783
                                                                     ========       ========

     Depreciation and amortization expense of property and equipment for the nine months ended September 30, 1997 and 1998 was approximately $6,368 and $11,975, respectively.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

NOTE 7 -- INTANGIBLES

     Intangibles consist of the following:

                                                    AMORTIZABLE
                                   AMORTIZATION        LIFE       DECEMBER 31,   SEPTEMBER 30,
                                      METHOD          (YEARS)         1997           1998
                                  ---------------   -----------   ------------   -------------
FCC licenses....................  Straight-line          40         $861,307      $4,163,471
Goodwill........................  Straight-line          40            2,784          65,844
Noncompete agreements...........  Straight-line         1-3            6,115          14,282
Organization costs..............  Straight-line           5            3,040             453
Deferred financing costs........  Interest Method        --           12,967          17,973
Other...........................  Straight-line         3-5            6,700           8,608
                                                                    --------      ----------
Accumulated amortization........                                     892,913       4,270,631
                                                                     (25,248)        (68,985)
                                                                    --------      ----------
Pending acquisitions costs......                                     867,665       4,201,646
                                                                       5,879          20,442
                                                                    --------      ----------
                                                                    $873,544      $4,222,088
                                                                    ========      ==========

     Amortization expense of intangible assets for the nine months ended September 30, 1997 and 1998 was approximately $10,843 and $49,283, respectively.

NOTE 8 -- ACCRUED LIABILITIES

     Accrued liabilities consists of the following:

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1997           1998
                                                              ------------   -------------
Accrued compensation........................................    $ 4,221         $ 2,125
Accrued acquisition costs...................................      5,284           5,118
Accrued interest............................................        960          20,533
Accrued commissions.........................................      2,403           9,340
Barter payable..............................................      1,082           4,531
Deferred revenues...........................................        537           2,476
Accrued music license fees..................................        425           1,719
Other.......................................................      1,065          13,511
                                                                -------         -------
                                                                $15,977         $59,353
                                                                =======         =======

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

NOTE 9 -- LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                 1997           1998
                                                             ------------   -------------
Capstar Credit Facility....................................    $141,700      $  886,000
9 1/4% Capstar Radio Notes, $200,000 principal, including
  unamortized discount of $724, due 2007...................     199,238         199,276
13 1/4% Capstar Radio Notes................................      79,816              --
10 3/4% CCI Notes, $450,000 principal, including
  unamortized premium of $30,100, due 2006.................          --         324,234
Capital lease obligation and other notes payable at Various
  interest rates...........................................       6,826           9,363
                                                               --------      ----------
                                                                427,580       1,418,873
Less current portion.......................................      (1,388)        (17,020)
                                                               --------      ----------
                                                               $426,192      $1,401,853
                                                               ========      ==========

     In connection with the SFX Merger, Capstar Radio, as the borrower, entered into a new credit agreement, dated as of May 29, 1998 (the "Capstar Credit Facility"), with Capstar Broadcasting, Capstar Partners, and the financial institutions party thereto. The Capstar Credit Facility consists of a $500,000 revolving loan, a $450,000 term loan facility (the "A Term Loan") and a $400,000 term loan (the "B Term Loan"). The Capstar Credit Facility also contains mechanisms that permit Capstar Radio to request additional term loans and revolving credit loans in an aggregate amount up to $550,000; provided, however, that all such additional loans are subject to future commitment availability and approval from the banks and are not currently available under the Capstar Credit Facility. The revolving loan matures on November 30, 2004. The A Term Loan provides for scheduled loan repayments from August 31, 1999 to November 30, 2004. The B Term Loan provides for scheduled loan repayments from August 31, 1998 to May 31, 2005. Up to $150,000 of the revolving loan commitment is available to Capstar Radio for the issuance of letters of credit. As of September 30, 1998, $451,590 was available for borrowing under the Capstar Credit Facility. Due to the Company replacing its previous credit facility with the Capstar Credit Facility, an extraordinary loss, net of tax, of approximately $2,605 was recognized in the second quarter of 1998.

     The revolving loans and the term loans bear interest at a rate based, at the option of Capstar Radio, on (i) a base rate defined as the higher of 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate or the administrative agent bank's prime lending rate, plus an incremental rate or (ii) the Eurodollar rate, plus an incremental rate. The weighted-average interest rates on revolving loans outstanding at September 30, 1998 was 7.9%. Capstar Radio pays fees ranging from 0.25% to 0.50% per annum on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter end. In addition, Capstar Radio is required to pay letter of credit fees.

     The Capstar Credit Facility contains customary restrictive covenants, which, among other things and with certain exceptions, limit the ability of Capstar Radio to incur additional indebtedness and liens in connection therewith, enter into certain transactions with affiliates, pay dividends, consolidate, merge or effect certain asset sales, issue additional stock, make capital expenditures and enter new lines of business. The Capstar Credit Facility limits the ability of Capstar Radio and its subsidiaries to make additional acquisitions in excess of $200,000 on an individual basis without the prior consent of a majority of the banks. Substantially all the assets of Capstar Radio and its subsidiaries are restricted. Under the Capstar Credit Facility, Capstar Radio is also required to satisfy certain financial covenants, which require Capstar Radio and its subsidiaries to maintain specified financial ratios and to comply with certain financial tests, such as maximum leverage ratio and minimum consolidated EBITDA to consolidated net cash interest expense.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

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

     After the consummation of the SFX Merger, CCI remained liable for the $450,000 in aggregate principal amount of the 10 3/4% CCI Notes. Interest is payable semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. The notes are unsecured obligations of CCI and are subordinate to all senior debt of CCI.

     All 2,392,022 shares of CCI Series E Preferred Stock remained outstanding after the consummation of the SFX Merger. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. Subject to certain conditions, the shares of the CCI Series E Preferred Stock are exchangeable in whole or in part, on a pro rata basis, at the option of CCI, on any dividend payment date, for CCI's 12 5/8% Senior Subordinated Exchangeable Debentures due 2006 ("CCI Exchange Notes"), provided that immediately after giving effect to any partial exchange, there shall be outstanding CCI Series E Preferred Stock with an aggregate liquidation preference of not less than $50,000 and not less than $50,000 in aggregate principal amount of CCI Exchange Notes. CCI is required, subject to certain conditions, to redeem all of the CCI Series E Preferred Stock outstanding on October 31, 2006.

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

     On July 3, 1998, (i) pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154,000 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172,800 including a $16,600 redemption premium and $2,200 of accrued interest (The carrying value of the 10 3/4% CCI Notes approximated their fair value at the date of the SFX Merger.) and (ii) pursuant to the terms of the Certificate of Designation that governs the CCI Series E Preferred Stock (the "CCI Certificate of Designation"), CCI redeemed $119,600 aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141,800, including a $15,100 redemption premium and $7,000 of accrued dividends (The carrying value of the CCI Series E Preferred Stock approximated its fair value on the date of the SFX Merger.).

     The SFX Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and CCI's 11 3/8% Senior Subordinated Notes due 2000 (the "CCI 11 3/8% Notes") and under the CCI Certificate of Designation. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes, CCI 11 3/8% Notes and CCI Series E Preferred Stock, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998 (i) $1,866 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1,915, including a $18 purchase premium and $31 of accrued interest (The carrying value of the 10 3/4% CCI Notes Approximated their fair value at the date of the SFX Merger.) and (ii) $500 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends (The carrying value of the CCI Series E Preferred Stock approximated its fair value on the date of the SFX Merger.). No 11 3/8% CCI Notes were tendered for repurchase.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

NOTE 10 -- STOCKHOLDER'S EQUITY

     During the nine months ended September 30, 1998, Capstar Radio issued 637,193,422 shares of common stock, par value $.01 per share to Capstar Partners at purchase prices ranging from $1.33 to $1.40 per share. The proceeds were used in part to fund a portion of the acquisitions described in Note 4 above and repay the credit facility that was replaced with the Capstar Credit Facility. Additionally, Capstar Partners contributed $724,360 to Capstar Radio, including $551,308 million of the net proceeds of the Offering as discussed in Note 4. The equity contribution was used to fund a portion of the SFX Merger.

     During the nine months ended September 30, 1998, Capstar Radio declared and paid to Capstar Partners cash dividends totaling $259,972 primarily to finance certain radio station acquisitions.

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

     The terms of these warrants give rise to variable treatment for accounting purposes. As a result, compensation expense is measured at each reporting period and recognized based on the specific terms of the warrants.

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

     On July 5, 1998, a director of Capstar Broadcasting was granted a warrant to purchase 200,000 shares of Class A Common Stock at an exercise price of $14.00 per share. The terms of this warrant are the same as the terms of the warrants granted in April, 1998 to the two executive officers of Capstar Broadcasting.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal in 1998, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the 1998 deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

NOTE 12 -- INCOME TAXES

     The Company's operating results are included in the consolidated federal income tax return of its parent. Tax provisions in the accompanying financial statements have been prepared on a stand-alone basis with any net current tax liability due to federal taxing authorities resulting from inclusion of the Company's activities in its parents consolidated tax return being reflected as due to its parent.

NOTE 13 -- IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A Company-wide assessment of systems and operations is underway to identify any computer systems, including equipment with embedded chips, which do not properly recognize dates after December 31, 1999. The Company uses purchased software programs for a variety of financial applications, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. Unrelated to the Year 2000 Issue, the Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999. The Company believes that its other financial applications are Year 2000 compliant.

     The Company's Year 2000 implementation plan also includes the actual remediation and replacement of computer systems and other equipment with embedded chips or processors (i.e. individual work stations, phone systems, etc.) that are not Year 2000 compliant.

     In addition, the Company is assessing its exposure from external sources to Year 2000 failures. These efforts are partially complete. The Company does rely on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company is in the process of developing contingency plans intended to mitigate the possible disruption in business operations that may result from certain of the Company's or third-parties' critical or necessary systems that are not Year 2000 compliant, and is developing cost estimates for such plans. Through September 30, 1998, the Company has incurred minimal costs specifically related to the Year 2000 Issue and estimates spending an aggregate cost of less than $1.0 million. Funding of these costs is anticipated to come from cash generated in business operations.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of Year 2000 Issue. However, the Company's management presently believes the Company is taking appropriate steps to assess and control its Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 Issue, due in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

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

     As of September 30, 1998, the Company currently owns and operates, provides programming to or sells advertising on behalf of 312 radio stations located in 77 markets. Following completion of the pending acquisitions and the pending dispositions, the Company will own and operate, provide programming to or sell advertising on behalf of 352 radio stations located in 83 markets. The Company anticipates that it will consummate the pending acquisitions and dispositions; however, the closing of each such acquisition or disposition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control, and the availability of financing to the Company on acceptable terms. No assurances can be given that regulatory approval will be received, or that the terms of the Company's existing indebtedness or any other instruments of indebtedness to which the Company may in the future become a party will permit additional financing for the pending transactions or that such financing will be available to the Company on acceptable terms.

     In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees). Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, LMA fees and noncash compensation expense. EBITDA (before noncash compensation expense and LMA fees) consists of operating income before depreciation, amortization, LMA fees and noncash compensation expense. Although broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees) should not be considered in isolation or as substitutes for operating income, cash flows from operating activities and other income or cash flow statements prepared in accordance with GAAP or as a measure of liquidity or profitability.

RESULTS OF OPERATIONS

     The following table presents summary supplemental historical consolidated financial data of the Company for the three months ended September 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                               FOR THE THREE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Operating Data:
  Net revenue...............................................   $ 51,247     $161,906
  Station operating expenses................................     34,946       88,639
  Depreciation and amortization.............................      8,033       30,986
  Corporate expenses........................................      4,294        5,952
  LMA fees..................................................        306           51
  Noncash compensation expense..............................         --       (8,796)
  Operating income..........................................      3,668       45,074
  Interest expense..........................................      7,667       30,447
  Net income (loss).........................................   $ (7,077)    $  9,286
  Net income (loss) attributable to common stock............   $(12,456)    $  9,286
Other Data:
  Broadcast cash flow(1)....................................   $ 16,301     $ 73,267
  Broadcast cash flow margin................................       31.8%        45.3%
  EBITDA (before noncash compensation expense and LMA
     fees)(2)...............................................     12,007       67,315

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

  Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $110.7 million or 215.9% to $161.9 million for the three months ended September 30, 1998 from $51.2 million for the three months ended September 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from and LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, net revenue increased $17.9 million or 12.1% to $165.8 million from $147.9 million in the three months ended September 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $53.7 million or 153.6% to $88.6 million for the three months ended September 30, 1998 from $34.9 million for the three months ended June 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, operating expenses increased $4.6 million or 5.3% to $92.2 million from $87.6 million in the period ended September 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 59.2% in 1997 to 55.6% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $1.7 million or 38.6% to $6.0 million for the three months ended September 30, 1998 from approximately $4.3 million for the three months ended September 30, 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $23.0 million or 285.7% to $31.0 million for the three months ended September 30, 1998 from $8.0 million for the three months ended September 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Noncash compensation expense related to certain options, warrants, and stockholder non-recourse was a credit of $8,796 in the three months ended September 30, 1998 due to the decrease in the market value from June 30, 1998 to September 30, 1998 of the Capstar Broadcasting's Class A Common Stock.

     Other Expenses (Income). Interest expense increased $22.7 million or 297.1% to $30.4 million in the three months ended September 30, 1998 from $7.7 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions.

     Net Income (Loss). Due to the impact of the various acquisitions and dispositions that the Company has completed, net income increased $16.4 million to $9.3 million for the three months ended September 30, 1998 from a net loss of $7.1 million for the three months ended September 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $57.0 million or 349.5% to $73.3 million for the three months ended September 30, 1998 from $16.3 million for the three months ended September 30, 1997. The broadcast cash flow margin was 45.3% for the three months ended September 30, 1998 compared to 31.8% for the three months ended September 30, 1997.

     EBITDA (before noncash compensation expense and LMA fees). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before noncash compensation expense and LMA fees) increased $55.3 million or 460.6% to $67.3 million for the three months ended September 30, 1998 from $12.0 million for the three months ended September 30, 1997. The EBITDA (before noncash compensation expense and LMA fees) margin for the three months ended September 30, 1998 was 41.6% compared to 23.4% for the three months ended September 30, 1997.

     The following table presents summary supplemental historical consolidated financial data of the Company for the nine months ended September 30, 1997 and 1998 and should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

                                                                FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              -----------------------
                                                                1997         1998
                                                              ---------   -----------
                                                              (DOLLARS IN THOUSANDS)
Operating Data:
  Net revenue...............................................  $ 116,404   $   337,903
  Station operating expenses................................     78,895       204,135
  Depreciation and amortization.............................     17,211        61,258
  Corporate expenses........................................      9,399        13,566
  LMA fees..................................................      2,437         3,372
  Noncash compensation expense..............................     10,818        13,673
  Operating income (loss)...................................     (2,356)       41,899
  Interest expense..........................................     16,104        56,260
  Net loss..................................................  $ (21,251)  $   (26,482)
  Net loss attributable to common stock.....................  $ (28,322)  $   (26,482)
Other Data:
  Broadcast cash flow(1)....................................  $  37,509   $   133,768
  Broadcast cash flow margin................................       32.2%         39.6%
  EBITDA (before noncash compensation expense and LMA
     fees)(2)...............................................     28,110       120,202
  Cash Flows Related To:
     Operating activities...................................        567        71,304
     Investing activities...................................   (397,736)   (1,242,590)
     Financing activities...................................    399,486     1,114,769
  Capital expenditures......................................  $   7,539   $    27,918

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

  Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1998

     Net Revenue. Due to the impact of the various acquisitions and dispositions that the Company has completed, net revenue increased $221.5 million or 190.3% to $337.9 million for the nine months ended September 30, 1998 from $116.4 million for the nine months ended September 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from LMAs entered into during 1998.

On a same station basis, for stations owned or operated as of September 30, 1998, net revenue increased $43.6 million or 10.5% to $459.0 million from $415.4 million in the nine months ended September 30, 1997. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, station operating expenses increased $125.2 million or 158.7% to $204.1 million for the nine months ended September 30, 1998 from $78.9 million for the nine months ended September 30, 1997. The increase was attributable to the station operating expenses of the radio acquisitions and the LMAs entered into during 1998. On a same station basis, for stations owned or operated as of September 30, 1998, operating expenses increased $15.0 million or 5.9% to $268.9 million from $253.9 million in the period ended September 30, 1997, and as a percentage of revenue, on a same station basis, operating expenses declined from 61.1% in 1997 to 58.6% in 1998 as a result of (i) cost saving measures implemented by the Company in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Due to the impact of the various acquisitions and dispositions that the Company has completed, corporate expenses increased $4.2 million or 44.3% to $13.6 million for the nine months ended September 30, 1998 from approximately $9.4 million for the nine months ended September 30, 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $44.1 million or 255.9% to $61.3 million for the nine months ended September 30, 1998 from $17.2 million for the nine months ended September 30, 1997 primarily due to the various acquisitions consummated during 1997 and 1998. Noncash compensation expense related to certain options, warrants, and stockholder non-recourse notes increased $2.9 million or 26.4% to $13.7 million in the nine months ended September 30, 1998 from $10.8 million in the nine months ended September 30, 1997 due to the increase in the fair value of Capstar Broadcasting's Class A Common Stock.

     Other Expenses (Income). Interest expense increased $40.2 million or 249.4% to $56.3 million in the nine months ended September 30, 1998 from $16.1 million during the same period in 1997 primarily due to indebtedness incurred in connection with the Company's acquisitions. In 1998, the Company recorded an extraordinary loss of $7.3 million relating to the purchase of the 13 1/4% Capstar Radio Notes and the termination of the Company's prior credit facility.

     Net Loss. Due to the impact of the various acquisitions and dispositions that the Company has completed, net loss increased $5.2 million to $26.5 million for the nine months ended September 30, 1998 from $21.3 million for the nine months ended September 30, 1997.

     Broadcast Cash Flow. Due to the impact of the various acquisitions and dispositions that the Company has completed, broadcast cash flow increased $96.3 million or 256.6% to $133.8 million for the nine months ended September 30, 1998 from $37.5 million for the nine months ended September 30, 1997. The broadcast cash flow margin was 39.6% for the nine months ended September 30, 1998 compared to 32.2% for the nine months ended September 30, 1997.

     EBITDA (before noncash compensation expense and LMA fees paid). Due to the impact of the various acquisitions and dispositions that the Company has completed, EBITDA (before noncash compensation expense and LMA fees paid) increased $92.1 million or 327.6% to $120.2 million for the nine months ended September 30, 1998 from $28.1 million for the nine months ended September 30, 1997. The EBITDA (before noncash compensation expense and LMA fees paid) margin for the nine months ended September 30, 1998 was 35.6% compared to 24.1% for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's acquisition strategy has required a significant portion of the Company's capital resources. The acquisitions that have been completed by the Company were funded from one or a combination of the following sources: (i) equity investments in the Company from Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and its affiliates and management of the Company of approximately $872.7 million; (ii) assumption of indebtedness of acquired companies, including the 13 1/4% Capstar Radio Notes, the

10 3/4% CCI Notes, and the 11 3/8% CCI Notes; (iii) net proceeds from the issuance of the 12 3/4% Senior Discount Notes due 2009 of Capstar Partners (the "12 3/4% Capstar Partners Notes") in February 1997 of approximately $150.3 million; (iv) net proceeds from the issuance of the 12% Senior Exchangeable Preferred Stock, par value $0.01 per share, of Capstar Partners (the "12% Capstar Partners Preferred Stock") in June 1997 of approximately $100.0 million;
(v) net proceeds from the issuance of the 9 1/4% Senior Subordinated Notes due 2007 of Capstar Radio (the "9 1/4% Capstar Radio Notes") in June 1997 of approximately $199.2 million; (vi) the Chancellor Loan; (vii) net proceeds of approximately $551.3 million (after deducting underwriting discounts and commissions and offering expenses of $37.7 million), from the Offering; (viii) borrowings under the Capstar Credit Facility and other bank indebtedness of the Company of approximately $886.0 million; (ix) net proceeds from dispositions of certain assets of the Company of approximately $265.2 million; and (x) cash flows from operating activities.

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

     In connection with the financing of the acquisition of Osborn Communications Corporation in February 1997, Capstar Partners issued the 12 3/4% Capstar Partners Notes at a substantial discount from their aggregate principal amount at maturity of $277.0 million, generating gross proceeds to the Company of approximately $150.3 million. The 12 3/4% Capstar Partners Notes pay no cash interest until August 1, 2002. Accordingly, the carrying value will increase through accretion until August 1, 2002. As of September 30, 1998, the outstanding principal balance was $183.3 million. On August 1, 2002 and thereafter, interest of approximately $17.7 million will be payable semi-annually on February 1 and August 1 of each year until maturity on February 1, 2009.

     In June 1997, Capstar Radio issued the 9 1/4% Capstar Radio Notes in connection with certain acquisitions that were completed during the third quarter of 1997. As of September 30, 1998, the outstanding principal balance was $199.3 million. Interest payments of $9.25 million on the 9 1/4% Capstar Radio Notes are payable semi-annually on January 1 and July 1 of each year until maturity on July 1, 2007.

     In June 1997, Capstar Partners issued 1,000,000 shares of the 12% Capstar Partners Preferred Stock in connection with the financing of the acquisition of GulfStar Communications, Inc. Dividends on the 12% Capstar Partners Preferred Stock accumulate from the date of issuance and are payable semi-annually on January 1 and July 1 of each year at a rate per annum of 12% of the $100.00 per share liquidation preference. Dividends may be paid, at Capstar Partners' option, on any dividend payment date occurring on or before July 1, 2002, either in cash or in additional shares of 12% Capstar Partners Preferred Stock. Capstar Partners paid the required dividend on January 1, 1998 and July 1, 1998 by issuing an additional 64,658 shares and 63,872 shares, respectively, of 12% Capstar Partners Preferred Stock and intends to pay in kind dividends, rather than cash, through July 1, 2002. As of October 31, 1998, 1,128,530 shares of the 12% Capstar Partners Preferred Stock was issued and outstanding.

     CCI remained liable after the consummation of the SFX Merger for the outstanding indebtedness of SFX under the 10 3/4% CCI Notes and the 11 3/8% CCI Notes. On July 3, 1998, pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172.8 million, including a $16.6 million redemption premium and $2.2 million of accrued interest. The Merger resulted in a change of control under the indentures governing the 10 3/4% CCI Notes and the CCI 11 3/8% Notes. Pursuant to change of control offers to acquire all of the outstanding 10 3/4% CCI Notes and CCI 11 3/8% Notes, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998, $1.9 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1.9 million, including a $18,000 purchase premium and $31,000 of accrued interest. No

11 3/8% CCI Notes were tendered for repurchase. The partial redemption and the change of control offers were funded with borrowings under the Capstar Credit Facility. Interest payments of approximately $15.8 million are payable on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. Interest payments of approximately $32,000 are payable on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year until maturity on October 1, 2000.

     Upon completion of the SFX Merger, all 2,392,022 shares of CCI Series E Preferred Stock remained outstanding. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. CCI paid the required dividend on July 15, 1998 by issuing an additional 75,169 shares of CCI Series E Preferred Stock, and CCI intends to pay in kind dividends, rather than cash dividends, through January 15, 2002. On July 3, 1998, pursuant to the terms of the CCI Certificate of Designation, CCI redeemed $119.6 million aggregate liquidation preference, or 1,196,011 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $141.8 million, including a $15.1 million redemption premium and $7.0 million of accrued dividends. The SFX Merger resulted in a change of control under the CCI Certificate of Designation. Pursuant to a change of control offer to acquire all of the outstanding CCI Series E Preferred Stock, which commenced on June 8, 1998, CCI purchased on July 10, 1998, $500,400 aggregate liquidation preference, or 5,004 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536,000, including a $5,000 purchase premium and $31,000 of accrued dividends. The partial redemption and the change of control offer were funded with borrowings under the Capstar Credit Facility. As of October 31, 1998, 1,266,176 shares of the CCI Series E Preferred Stock was issued and outstanding.

     In 1998, the Company received (through capital contributions from Capstar Broadcasting) proceeds in the amount of $634.1 million from equity investments in Capstar Broadcasting of Hicks Muse and its affiliates, of which (i) approximately $467.7 million was used to consummate station acquisitions, to repay indebtedness under the Credit Facility, and to purchase all of the outstanding 13 1/4% Capstar Radio Notes and (ii) approximately $166.4 million was used to consummate in part the SFX Merger and related transactions.

     Concurrently with the Offering, Capstar Radio entered into the Capstar Credit Facility and terminated its existing credit facility. The Capstar Credit Facility consists of a $500 million revolving loan, a $450 million A Term Loan and a $400 million B Term Loan. The Capstar Credit Facility also contains mechanisms that permit Capstar Radio to request additional term loans and revolving credit loans in an aggregate amount up to $550 million; provided however, that all such additional loans are subject to future commitment availability and approval from the banks and are not currently available under the Capstar Credit Facility. Borrowings under the Capstar Credit Facility bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. The Company as of October 31, 1998 had borrowings of approximately $903.0 million outstanding under the Capstar Credit Facility comprised of $54.0 million in revolving loans, $450 million under the A Term Loan and $399 million under the B Term Loan, with a weighted average effective interest rate of 7.7% per annum. As of October 31, 1998, $435.9 million was available for borrowing. Beginning August 31, 1999, the A Term Loan will require scheduled annual principal payments, payable quarterly, of $45 million for the first year, $67.5 million in the second and third years, $90 million for the fourth and fifth years, and two quarterly payments of $45 million during the final year commencing August 31, 2004. Beginning August 31, 1998, the B Term Loan will require scheduled annual principal payments, payable quarterly, of $4 million in the first, second, third, fourth and fifth years following the Closing Date (as defined in the Capstar Credit Facility), $180 million in the sixth year following the Closing Date and $200 million in the seventh year following the Closing Date.

     Concurrently with the Offering, Capstar Broadcasting borrowed $150 million from Chancellor Media pursuant to a Note (the "Chancellor Note"). The Chancellor
Note imposes certain limitations on the ability of the Company to incur additional indebtedness by restricting the ability of Capstar Broadcasting and its Subsidiaries to incur additional indebtedness.

     CCI estimates that in connection with (i) SFX's distribution on April 27, 1998 of all the capital stock owned by SFX in SFX Entertainment, Inc. ("SFX Entertainment") to certain of SFX's stockholders and other security holders (the "Spin-Off") and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $94.0 million. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (including any tax liability of CCI arising from such indemnification payments), which full indemnity payments are presently estimated to be approximately $105 million. On June 30 and September 30, 1998, CCI received approximately $52.5 million and $26.2 million, respectively, in cash from SFX Entertainment in partial payment of SFX Entertainment's indemnity obligation. It is anticipated that CCI will receive the remaining balance of approximately $26.3 million in cash from SFX Entertainment on December 31, 1998. In connection with certain asset divestiture transactions occurring immediately after the SFX Merger, CCI incurred a federal income tax liability of approximately $26.0 million. These federal income taxes resulting from the Spin-Off and the divestiture transactions will be due in full by March 15, 1999.

     Chancellor Media has agreed to provide services for ten large market CCI stations under separate LMAs with the Company for approximately $49.4 million per year for up to three years after the consummation of the SFX Merger. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by the Company over a three-year period, with corresponding decreases in the amount of the LMA fees received by the Company as stations are exchanged. No assurances can be given that stations acquired by the Company will generate cash flows comparable to the LMA fees to be received from Chancellor Media in connection therewith, either initially when such stations are acquired or at all. As of September 30, 1998, Chancellor had paid the Company approximately $16.5 million pursuant to such LMAs. During the pendency of the Chancellor Merger, the Company does not anticipate effecting any exchanges with Chancellor Media. Chancellor Media is currently assessing whether the terms of the letter agreement will be modified upon the consummation of the Chancellor Merger.

     In addition to debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures estimated at $51.0 million for fiscal year 1998 and payment of the federal income tax liabilities resulting from the Spin-Off, which is indemnified, and the asset divestiture transactions occurring immediately after the SFX Merger, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Management believes that the disposition of certain assets of the Company, cash from operating activities, LMA fees from Chancellor Media and SFX Entertainment's satisfaction of its indemnity obligation to pay CCI for CCI's tax liability resulting from the Spin-Off, together with available revolving credit borrowings under the Capstar Credit Facility, should be sufficient to permit the Company to meet its obligations under the agreements governing its existing indebtedness, to fund its operations, and to consummate its pending acquisitions. The Company may require financing, either in the form of additional debt or equity securities, for additional future acquisitions, if any, and there can be no assurance that it will be able to obtain such financing on terms considered to be favorable by management. Management evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. The Company expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its markets.

     Net cash provided by operating activities was approximately $71.3 million and $0.6 million for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash used in investing activities was $1,242.6 million and $397.7 million for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash provided by financing activities was $1,114.8 million and $399.5 for the nine month period ended September 30, 1998 and 1997, respectively. These cash flows primarily reflect the borrowings, capital contribution and expenditures for stations acquisitions and dispositions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This pronouncement is effective for financial statements beginning after December 15, 1997.

     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88 or 106. This pronouncement is effective for financial statements beginning after December 15, 1997.

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

EXTRAORDINARY ITEMS

     On February 20, 1997, in connection with the financing of the acquisition of Osborn Communications Corporation, the Company repaid its outstanding loan balance (including principal and interest) under the Company's senior credit facility (the "AT&T Credit Facility") with AT&T Commercial Finance Corporation and recognized an extraordinary loss of $.9 million as a result of the write-off of unamortized deferred financing costs plus a prepayment penalty. In 1998, extraordinary loss comprises approximately $2.6 million from the write-off of deferred fees associated with the Company's previous credit facility, which was terminated on May 29, 1998, and approximately $4.7 million from the purchase of the 13 1/4% Notes on April 28, 1998.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A Company-wide assessment of systems and operations is underway to identify any computer systems, including equipment with embedded chips, which do not properly recognize dates after December 31, 1999.

The Company uses purchased software programs for a variety of financial applications, including general ledger, accounts payable and accounts receivable accounting packages. The companies providing these software programs are Year 2000 compliant, and the Company has received Year 2000 compliance certificates from these software vendors. Substantially all of the Company's advertising scheduling and billing systems are Year 2000 compliant. Unrelated to the Year 2000 Issue, the Company expects to begin implementation of a new integrated software package called "Galaxy" in November 1998, which will bring the remainder of the advertising scheduling and billing systems into Year 2000 compliance by the end of 1999. The Company believes that its other financial applications are Year 2000 complaint.

     The Company's Year 2000 implementation plan also includes the actual remediation and replacement of computer systems and other equipment with embedded chips or processors (i.e. individual work stations, phone systems, etc.) that are not Year 2000 compliant.

     In addition, the Company is assessing its exposure from external sources to Year 2000 failures. These efforts are partially complete. The Company does rely on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material impact on the operations of the Company. The Company is in the process of developing contingency plans intended to mitigate the possible disruption in business operations that may result from certain of the Company's or third-parties' critical or necessary systems that are not Year 2000 compliant, and is developing cost estimates for such plans. Through September 30, 1998, the Company has incurred minimal costs specifically related to the Year 2000 Issue and estimates spending an aggregate cost of less than $1.0 million. Funding of these costs is anticipated to come from cash generated in business operations.

     Based on the nature of the Company's business and dispersed geographical locations, the Company believes that it may experience some disruption in its business due to the impact of Year 2000 Issue. However, the Company's management presently believes the Company is taking appropriate steps to assess and control its Year 2000 Issue. Due to the general uncertainty inherent in the Year 2000 Issue, due in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether Year 2000 issues will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In October 1996, Cardinal Communications Partners, L.P. ("Cardinal") filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX, its Executive Chairman and other defendants. The complaint concerns Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint include breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint seeks declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This one claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal in 1998, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the 1998 deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance

Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX Merger to the holders of the CCI Class A Common Stock is unfair and that the individual defendants have breached their fiduciary duties. Both complaints seek to have the actions certified as class actions and seek to enjoin the SFX Merger or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX agreed not to seek an amendment to the SFX Merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the SFX Merger, (b) completion of the confirmatory discovery and
(c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a March 23, 1994, Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. ("SFX Entertainment"), a former subsidiary of SFX which was spun-off prior to the SFX Merger. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the Court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and .2983 shares of common stock of SFX Entertainment per warrant,
(ii) require CCI to pay .2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorneys' fees. CCI has filed a motion to dismiss this lawsuit. A response from the plaintiff is due in November 1998.

     On July 24, 1998 in connection with Capstar Broadcasting's pending acquisition of Triathlon, Capstar Broadcasting was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, its directors, and Capstar Broadcasting. The action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Broadcasting that allegedly favored the Class A common shareholders at the expense of the depository shareholders. Capstar Broadcasting is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. On September 18, 1998, Capstar Broadcasting filed a motion to dismiss.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks, Muse, Tate & Furst, Inc. ("Hicks, Muse") and the individual directors of Hicks, Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

     See Part I Item 1 Note 10 to the September 30, 1998 unaudited financial statements.

ITEM 4. SUBMISSION OF MATTERS OF VOTE OF SECURITY HOLDERS

     Pursuant to the written consent in lieu of a meeting dated August 25, 1998, of Capstar Partners, the sole stockholder of Capstar Radio, Capstar Partners elected R. Steven Hicks as the sole director of Capstar Radio and accepted the resignation of Eric C. Neuman as director of Capstar Radio.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc.(1)
           2.2           -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
          27.1           -- Financial Data Schedule.*

---------------

 *  Filed herewith.

(1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed by Capstar Radio during the three months ended September 30, 1998:

          Amendment No. 1 to Current Report on Form 8-K, filed August 14, 1998, relating to the acquisition of CCI. Item 7(b) was reported.

          Current Report on Form 8-K, filed September 10, 1998, relating to the execution of the Chancellor Merger Agreement. Item 1 was reported.

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

                                            CAPSTAR RADIO BROADCASTING PARTNERS,
                                            INC.

                                            By:      /s/ PAUL D. STONE

                                              ----------------------------------
                                                        Paul D. Stone
                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: November 13, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc.(1)
           2.2           -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
          27.1           -- Financial Data Schedule.*

---------------

 *  Filed herewith.

(1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.