Form 10-K405
period 1998-12-31
CAPSTAR RADIO BROADCASTING PARTNERS INC
filed 1999-03-31
CIK 945821

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
      [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)
             600 CONGRESS AVENUE
                  SUITE 1400
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

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     As of March 1, 1999, 1,113,068,214 of common stock, par value $0.01 per share ("Radio Common Stock"), of the Registrant were outstanding. There is no public market for the Radio Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

      No Documents are incorporated by reference into Parts I, II or III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I
Item 1.  Business....................................................    3
Item 2.  Properties..................................................   35
Item 3.  Legal Proceedings...........................................   35
Item 4.  Submission of Matters to a Vote of Security Holders.........   37
PART II
Item 5.  Market for Registrants' Common Equity and Related
         Stockholder Matters.........................................   38
Item 6.  Selected Historical Financial Data..........................   38
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   42
Item 7A  Quantitative and Qualitative Disclosure about Market Risk...   50
Item 8.  Financial Statements and Supplementary Data.................   51
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure....................................   51
PART III
Item 10. Directors and Executive Officers of the Registrant..........   51
Item 11. Executive Compensation......................................   53
Item 12. Security Ownership of Certain Beneficial Owners and
         Management..................................................   60
Item 13. Certain Relationships and Related Transactions..............   63
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   70

                           GLOSSARY OF CERTAIN TERMS

                                                               PAGE
                                                               -----
9 1/4% Capstar Radio Notes..................................      32
10 3/4% CCI Notes...........................................      46
11 3/8% CCI Notes...........................................      46
13 1/4% Capstar Radio Notes.................................      44
Affiliate Stockholders......................................      67
Capstar Broadcasting........................................       3
Capstar Broadcasting Financial Advisory Agreement...........      67
Capstar Broadcasting Monitoring and Oversight Agreement.....      66
Capstar Communications......................................       3
Capstar L.P.................................................      62
Capstar Partners Financial Advisory Agreement...............      67
Capstar Partners Monitoring and Oversight Agreement.........      66
Capstar Radio...............................................       3
CCI Series E Preferred Stock................................      46
Chancellor Exchange Stations................................      64
Chancellor Media............................................       6
Class A Common Stock........................................      12
Class B Common Stock........................................      13
Class C Common Stock........................................      12
Code........................................................      57
Common Stock................................................      13
Continuing Directors........................................      59
DAB.........................................................      28
DARS........................................................      28
Deferral Election...........................................      64
DOJ.........................................................      29
GAAP........................................................      38
FCC.........................................................       6
Fund III Inc................................................      62
FTC.........................................................      29
Hicks Muse..................................................       3
Hicks Muse Parties..........................................      62
Hicks Muse Partners.........................................      66
HM3/Capstar.................................................      62
HSR Act.....................................................      30
JSA.........................................................       6
LMA.........................................................       6
Named Executive Officers....................................      53
Non-Exchange Acquisition....................................      65
Radio Common Stock..........................................   Cover
Stockholders................................................      13
Stock Option Plan...........................................      54
Warrants....................................................      59

                                     PART I

ITEM 1. BUSINESS

     As used in this Annual Report on Form 10-K, unless the context otherwise requires (i) "Capstar Radio" refers to Capstar Radio Broadcasting Partners, Inc. and its subsidiaries, (ii) "Capstar Broadcasting" refers to Capstar Broadcasting Corporation, the ultimate parent company of Capstar Radio, (iii) "Capstar Partners" refers to Capstar Broadcasting Partners, Inc., the direct parent of Capstar Radio, and (iv) "Capstar Communications" refers to Capstar Communications, Inc., an indirect subsidiary of Capstar Radio.

GENERAL

     Capstar Radio is the largest radio broadcaster in the United States operating primarily in mid-sized markets based on number of stations and based on 1998 revenue. Capstar Radio has assembled a nationwide portfolio of 309 owned and operated stations and 8 programmed stations in 76 markets. Upon completion of its pending transactions, Capstar Radio will own and operate or program 340 stations in 81 markets located throughout the United States. This portfolio includes clusters of four or more stations in 50 markets and comprises the leading station group, in terms of revenue share and/or audience share, in 49 markets.

     R. Steven Hicks, an executive with over 30 years of experience in the radio broadcasting industry, and Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private equity firm ("Hicks Muse"), formed Capstar Broadcasting to capitalize on the consolidation opportunities produced by the Telecommunications Act of 1996. R. Steven Hicks and Hicks Muse recognized that the Telecom Act created a unique opportunity to consolidate stations in mid-sized markets and, accordingly, created a company that was designed specifically to address this market opportunity. Because the Telecom Act enabled operators in mid-sized markets for the first time to form clusters of four or more stations in individual markets, R. Steven Hicks and Hicks Muse believed that Capstar Broadcasting could achieve the economies of scale necessary to support an investment in higher quality managers, programming and systems in these markets. The creation of sizable operations has allowed Capstar Radio to upgrade its stations' programming, sales, promotions, engineering and administrative operations to standards previously seen only in larger markets. Management believes that this has positioned Capstar Radio to generate revenue growth in these markets in excess of historical growth rates, to increase its audience and revenue shares within these markets and, by capitalizing on economies of scale, to achieve increases in its broadcast cash flow growth rates and margins.

     Capstar Radio's large national portfolio of 340 stations has created significant revenue and cash flow growth opportunities previously unavailable to mid-sized market operators. For example, Capstar Radio is utilizing innovative computer networking technology to distribute high quality programming created in centralized locations to selected stations throughout the country, while maintaining the local character of each broadcast. This has allowed management to reduce staffing and programming costs while substantially increasing the quality of programming. In addition, Capstar Radio's national audience of approximately 18 million listeners per week, one of the largest national audiences among radio broadcasters, has created an opportunity for national, network and regional advertisers to easily reach listeners in mid-sized markets. Furthermore, management believes that Capstar Radio's well-developed infrastructure allows it to efficiently acquire and integrate additional stations.

     Because Capstar Radio has assembled its portfolio of 340 stations in 81 markets over the past two and a half years, management considers over 20 markets to be underdeveloped with the potential for additional growth as Capstar Radio continues to capitalize on the opportunities created by industry deregulation and the implementation of its acquisition strategy.

STATION PORTFOLIO

     To effectively and efficiently manage its station portfolio, Capstar Radio has developed a flexible operating structure designed to manage a large and growing number of radio stations throughout the United States. The station portfolio is operationally organized into six regions: Atlantic Star (the Northeast Region),

Southern Star (the Southeast Region), Pacific Star (the West Region), GulfStar (the Southwest Region), Central Star (the Midwest Region) and Sea Star (the Southeast Atlantic Region), each of which is managed by regional executives in conjunction with general managers in each market.

     The following table sets forth certain information regarding Capstar Radio's station portfolio, assuming consummation of its pending acquisitions and dispositions:

                                                                 NUMBER OF                    COMPANY
                                               METROPOLITAN      STATIONS        COMPANY      AUDIENCE
                                             STATISTICAL AREA   -----------   REVENUE SHARE    SHARE
                 MARKET(1)                       RANK(2)        FM      AM       RANK(2)      RANK(2)
                 ---------                   ----------------   ---     ---   -------------   --------
ATLANTIC STAR (NORTHEAST REGION)
Providence, RI.............................         32            2      1          2             2
Hartford, CT...............................         45            4      1          2             2
Albany-Schenectady-Troy, NY................         59            4      2          1             2
Allentown-Bethlehem, PA....................         67            2      2          1             1
Wilmington, DE.............................         75            2      2          3             3
Harrisburg-Lebanon-Carlisle, PA............         76            3      1          1             2
Springfield, MA............................         80            2      1          1             3
New Haven, CT(4)...........................        101            2     --          1             1
Fairfield County, CT(3)....................        108            2      2          2             4
Worcester, MA..............................        112            1      1          1             1
Portsmouth-Dover-Rochester, NH.............        117            4      3          1             1
Huntington, WV-Ashland, KY(4)..............        143            5      5          1             1
Manchester, NH.............................        185            1      1          2             2
Frederick, MD..............................        200            1      1          1             1
Winchester, VA.............................        218            2      1          1             1
Wheeling, WV(4)............................        220            5      2          1             1
Burlington, VT(4)..........................        223            3      1          1             2
                                                                ---     --
          Subtotal.........................                      45     27
SOUTHERN STAR (SOUTHEAST REGION)
Jacksonville, FL...........................         52            4      2          1             1
Birmingham, AL(4)..........................         56            4      1          2             2
Greenville, SC.............................         58            3      1          1             2
Columbia, SC...............................         88            4      2          1             1
Melbourne-Titusville-Cocoa, FL.............         95            3      2          1             1
Huntsville, AL.............................        115            4      2          1             1
Ft. Pierce-Stuart-Vero Beach, FL...........        118            4      1          1             1
Montgomery, AL.............................        141            3     --          2             2
Savannah, GA...............................        153            4      2          1             1
Asheville, NC..............................        179            1      1          1             1
Tuscaloosa, AL.............................        214            3      1          1             1
Gadsden, AL................................         NA            1      1         NA            NA
                                                                ---     --
          Subtotal.........................                      38     16
PACIFIC STAR (WEST REGION)
Honolulu, HI...............................         60            4      3          1             1
Tucson, AZ.................................         61            2      2          1             2
Fresno, CA.................................         65            6      3          2             2
Modesto-Stockton, CA(3)....................         85            3      2          2             3
Spokane, WA................................         87            4      2          1             2
Colorado Springs, CO.......................         93            2     --          2             2
Anchorage, AK..............................        171            4      2          1             1
Richland-Kinnewick-Pasco, WA...............        207            4      2          2             1
Fairbanks, AK..............................         NA            3      1         NA            NA
Farmington, NM.............................         NA            3      1         NA            NA
Yuma, AZ...................................         NA            2      1         NA            NA
                                                                ---     --
                                                                 37     19

                                                                 NUMBER OF                    COMPANY
                                               METROPOLITAN      STATIONS        COMPANY      AUDIENCE
                                             STATISTICAL AREA   -----------   REVENUE SHARE    SHARE
                 MARKET(1)                       RANK(2)        FM      AM       RANK(2)      RANK(2)
                 ---------                   ----------------   ---     ---   -------------   --------
GULFSTAR (SOUTHWEST REGION)
Austin, TX(4)..............................         49            3      1          2             2
Baton Rouge, LA............................         82            3      3          1             2
Corpus Christi, TX.........................        128            4      2          1             1
Shreveport, LA.............................        129            2      1          1             3
Beaumont, TX...............................        130            3      1          1             1
Tyler-Longview, TX.........................        140            4      1          1             1
Killeen, TX(4).............................        149            2     --          1             1
Lubbock, TX................................        175            4      2          1             1
Midland, TX................................        176            3     --          2             2
Amarillo, TX...............................        188            3      1          3             2
Waco, TX...................................        191            4      1          1             1
Alexandria, LA.............................        202            3      1          1             1
Texarkana, TX..............................        242            3      1          1             1
Lufkin, TX.................................         NA            3      1         NA            NA
Victoria, TX...............................         NA            2     --         NA            NA
                                                                ---     --
          Subtotal.........................                      46     16
CENTRAL STAR (MIDWEST REGION)
Milwaukee, WI..............................         31            1      1          4             5
Grand Rapids, MI...........................         66            3      1          2             3
Omaha, NE..................................         72            3      1          2             2
Wichita, KS................................         89            4     --          1             2
Des Moines, IA.............................         90            2      1          4             4
Madison, WI................................        120            4      2          1             1
Fayetteville, AR...........................        156            4     --          1             1
Ft. Smith, AR..............................        170            2      1          1             1
Lincoln, NE................................        172            4     --          1             2
Springfield, IL............................        194            2      1          3             3
Cedar Rapids, IA...........................        201            3     --          2             2
Battle Creek-Kalamazoo, MI.................        235            2      2          1             1
Lawton, OK.................................        251            2     --          1             1
Ogallala, NE...............................         NA            2      1         NA            NA
                                                                ---     --
          Subtotal.........................                      38     11
SEA STAR (SOUTHEAST ATLANTIC REGION)
Charlotte, NC..............................         37            3     --          2             2
Indianapolis, IN...........................         38            2      1          2             3
Greensboro, NC.............................         42            2      1          3             3
Nashville, TN..............................         44            4      1          1             1
Raleigh, NC................................         48            4     --          1             1
Richmond, VA(4)............................         57            4      1          2             2
Roanoke-Lynchburg, VA......................        105            7      2          1             1
Jackson, MS................................        119            4      1          1             2
Pensacola, FL..............................        121            3     --          1             1
Biloxi, MS.................................        137            2     --          1             1
Jackson, TN................................        262            2      1          1             1
Statesville, NC............................         NA            1      1         NA            NA
                                                                ---     --
                                                                 38      9
                                                                ---     --
          Total(5).........................                     242     98
                                                                ===     ==

---------------

NA Information not available.

   t Tied with another radio station group.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under Federal Communications Commission ("FCC") multiple ownership rules.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share rank based on average quarter hour estimates for the last available reporting period ending Fall 1998 for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the metropolitan statistical area, excluding audience share for listeners who listen to stations whose signals originate outside the metropolitan statistical area.

(3) Fairfield County, Connecticut is not a custom survey area as defined by BIA Research -- Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). The custom survey area includes the BIA
    Research -- Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999) markets of Bridgeport, Stamford-Norwalk and Danbury, Connecticut with market rankings of 108, 138 and 189, respectively. Metropolitan Statistical Area Rank is listed for the Bridgeport market only. The combined rank for the custom survey area has not been estimated. Modesto-Stockton, California is not a custom survey area as defined by BIA Research -- Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). The custom survey area includes the BIA
    Research -- Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999) markets of Modesto and Stockton, California with market ratings of 85 and 122, respectively. Metropolitan Statistical Area Rank is listed for the Stockton market only. The combined rank for the custom survey area has not been estimated.

(4) Capstar Radio provides certain sales and marketing services under joint sales agreements ("JSA") to stations WEEL-FM in Wheeling, West Virginia, WYBC-FM in New Haven, Connecticut and KLFX-FM in Killeen, TX and pending consummation of an acquisition to station KFMK-FM in Austin, Texas. Capstar Broadcasting provides under local marketing agreements ("LMAs") certain sales, programming and marketing services to stations WHRD-AM in Huntington, West Virginia, WLEE-AM in Richmond, Virginia and WEAV-AM in Burlington, Vermont and pending consummation of an acquisition to station WENN-FM in Birmingham, Alabama. The table includes these stations.

(5) The table does not include the following:

     - the stations subject to LMAs with Chancellor Media Corporation ("Chancellor Media"). See "Item 13. Certain Relationships and Related Transactions -- Chancellor Related Transactions -- Chancellor Exchange Agreement";

     - KTOF-AM in Cedar Rapids, Iowa and KZRX-AM in Jackson, Mississippi, which are operated by third parties pursuant to LMAs;

     - the stations that Capstar Radio has under contract to acquire in regard to certain acquisitions, which may not be completed due to regulatory reasons. See "-- The Transactions" and "-- Federal Regulation of Radio Broadcasting -- Federal Antitrust Laws"; and

     - five stations in Wichita, Kansas (four of which are owned by Triathlon and one of which is owned by Capstar Radio) that Capstar Radio must sell in order to consummate the acquisition of Triathlon Broadcasting Company. See "-- The Transactions -- Pending Transactions -- Triathlon Acquisition."

OPERATING STRATEGY

     Capstar Radio's primary goals are to achieve revenue growth rates at its stations that are significantly in excess of historical growth rates achieved in comparable markets and to increase its operating margins at these stations at growth rates which exceed the average operating margin growth rates being achieved in large markets. Key elements of its operating strategy are as follows:

     Enhance Revenue Growth through Multiple Station Ownership. The ownership of multiple stations in a market allows Capstar Radio to coordinate its programming to appeal to a broad spectrum of listeners. Station clusters provide one-stop shopping to advertisers attempting to reach a wide range of demographic groups. Management believes that simplifying the buying of advertising time for customers encourages increased advertiser usage, which enhances Capstar Radio's revenue generating potential. Management also believes that this simplified buying process is particularly effective outside the largest markets because advertisers in smaller markets typically perform more functions in the buying process for themselves, as opposed to outsourcing these functions to advertising firms or other vendors. By offering broad demographic coverage, Capstar Radio also competes more effectively against alternative media, such as newspaper, television, and outdoor advertising, thus potentially increasing radio's share of the total advertising dollars spent in a given market.

     Capstar Radio believes that multiple station ownership allows it to more effectively pursue national, network and regional advertisers, a source of revenues which was previously limited in mid-sized markets. For example, Capstar Radio's participation in the AMFM Radio Networks, a national radio network owned by Chancellor Media, illustrates Capstar Radio's ability to attract new sources of network revenues to its stations as a result of its large audience reach.

     Utilize Sophisticated Revenue Generating Techniques. Following the acquisition of a station or station group, Capstar Radio implements sophisticated techniques such as advertising inventory management systems and centralized sales training programs to allow such stations to serve their advertising clients better and to compete more effectively with other media. Historically, inventory management systems have been very labor intensive. Capstar Radio has designed and created a state-of-the-art advertising inventory management system known as Galaxy(TM). The Galaxy(TM) system is similar to the SABRE(TM) airline reservation system. It is an online, demand-based, centralized purchasing system that will allow advertisers to determine the availability of inventory, or available advertising time slots, and the current advertising rates. The Galaxy(TM) system will simplify the purchasing process, which is a very important factor in mid-sized markets where very little advertising is outsourced to media buyers. The Galaxy(TM) system will keep up-to-the-minute tallies on available inventory, or advertising time slots, which will enable Capstar Radio to maximize advertising rates. Capstar Radio began installation of the Galaxy(TM) system in March 1999 and is scheduled to complete installation at substantially all of its stations by December 1, 1999. Capstar Radio is designing an enhancement to the Galaxy(TM) system which, when completed, will integrate the advertising inventory management systems of all of its stations, providing up-to-the-minute information on available advertising time slots at all of Capstar Radio's stations and permitting advertisers, with a single phone call, to buy advertising time from any combination of Capstar Radio's stations and in any market in which Capstar Radio operates. Management believes that the enhancement will be completed and implemented sometime during 2000.

     Capstar Radio has created Star Performance Group to improve the business performance of Capstar Radio's stations by improving human performance. Star Performance Group creates and provides customized training and development programs for Capstar Radio's employees in the areas of sales, marketing and management. Capstar Radio also utilizes in-depth music research studies to improve the quality of the programming and its responsiveness to the local market. Management believes that many single station or single market operators cannot justify the costs associated with utilizing these management techniques.

     Use Innovative Computer Technology to Enhance Programming. Capstar Radio is an industry leader in using computer network technology to deliver high quality programming. Capstar Radio's StarSystem(TM), a company-owned programming distribution network, is designed to broadcast quality programming from its two centralized locations in Austin, Texas and Ft. Lauderdale, Florida to selected stations. With this system, a single radio personality is able to introduce programming in multiple markets by digitally transferring customized introductions for each local market and inserting them into the playlist via a wide area computer network. StarSystem(TM) enables Capstar Radio to make high quality on-air talent available on a cost-effective basis in markets that previously could not afford that level of programming while still maintaining a station's local identity. Management believes that in addition to the cost reductions associated with StarSystem(TM), this system provides a competitive advantage by allowing management to implement format changes quickly and to integrate newly acquired stations and clusters more efficiently. As of March 1, 1999, Capstar Radio has installed this digital technology at 249 stations at a one time cost of approximately $43,000 per station, which has resulted in average cost reductions of approximately $44,000 at each such station on an annualized basis. Capstar Radio intends to expand its StarSystem(TM) to the remaining stations by June 30, 1999, and plans to develop additional regionalized programming centers during 1999 to continue its expansion of StarSystem(TM).

     Create Low Cost Operating Structure. Management believes that it has created a low cost operating structure in mid-sized markets due to the following reasons:

     - Capstar Radio is less reliant on expensive on-air celebrities and costly advertising and promotional campaigns to capture listeners because stations in mid-sized markets typically have less direct format competition;

     - the ownership of multiple stations within a market allows Capstar Radio to achieve substantial cost savings through the consolidation of facilities, management, sales and administrative personnel and operating resources (such as on-air talent, programming and music research); and

     - Capstar Radio, as a result of its large station portfolio, combined with the consolidated purchasing power of other companies affiliated with Hicks Muse, has realized volume discounts in such areas as national representation commissions, employee benefits, casualty insurance premiums and other operating expenses.

     Capitalize on Extensive Regional Management Experience. Each of Capstar Radio's regional presidents and chief executive officers has extensive industry experience, having served as a senior executive and/or owner of, or consultant to, one or more substantial station groups in mid-sized to large markets. Capstar Radio has capitalized on this experience by designing a regional organizational structure to manage its station portfolio effectively and to accommodate future in-market or station group acquisitions. Each regional operating executive reports directly to Capstar Radio's chief operating officers. Capstar Radio believes that each of its regional executives possesses considerable knowledge of its region's other radio broadcasters and is, therefore, well situated to identify strategic acquisition candidates.

ACQUISITION STRATEGY

     Capstar Radio has historically been the leading consolidator of radio stations in mid-sized markets throughout the United States. Management has achieved this position using an acquisition strategy that it believes allows Capstar Radio to develop radio station clusters at reasonable prices. Capstar Radio first seeks to enter attractive new mid-sized markets by acquiring a leading station (or a group that owns a leading station). Capstar Radio then uses the initial acquisition as a platform to acquire additional stations. Management believes that by leveraging its existing infrastructure, knowledge of and relationships with advertisers and substantial experience it can improve the operating performance and financial results of acquired stations. From time to time, Capstar Radio may acquire station groups or companies with one or more stations in large or small markets. Although Capstar Radio's primary acquisition strategy is to acquire and operate stations in mid-sized markets, Capstar Radio may in the future retain and operate such large or small market stations. Any acquisitions made by Capstar Radio may be for cash, debt, property or capital stock or stock equivalents of Capstar Radio or some combination thereof. From time to time, management anticipates that it also may have opportunities to purchase radio stations outside of the United States and may pursue such opportunities. In addition, management from time to time also evaluates other acquisition opportunities in media related businesses, particularly businesses with significant after tax cash flow generating potential, that it believes would complement Capstar Radio's radio broadcasting business.

THE TRANSACTIONS

  Completed Transactions

     Since January 1, 1998, Capstar Radio has completed the following acquisitions and dispositions of radio stations:

                                                                         STATIONS
                                                                         ACQUIRED/
                                                                         DISPOSED
                                                                            OF
                                            DATE        PURCHASE/SALE    ---------
          SELLER/PURCHASER                 CLOSED         PRICE(1)       FM    AM          REGION
          ----------------                 ------      ---------------   ---   ---         ------
                                                       ($ IN MILLIONS)
ACQUISITIONS
Knight Radio, Inc. and Affiliates....  January 1998        $  66.2        5     3    Atlantic Star
Quass Broadcasting Company...........  January 1998           16.3        2     1    Central Star
East Penn Broadcasting, Inc. ........  January 1998            2.0       --     1    Atlantic Star
Patterson Broadcasting, Inc. ........  January 1988          227.2       25    14    AS/SoS/GS/CS/PS
Commonwealth Broadcasting of Arizona,
  L.L.C. ............................  February 1998           5.5        2     1    Pacific Star
Brantly Broadcast Associates.........  February 1998           1.7        1    --    Southern Star
KOSO, Inc. ..........................  April 1998              8.5        1    --    Pacific Star
Americom II and Americom Las Vegas
  Limited Partnership................  April 1998             26.7        3     1    Pacific Star
KDOS, Inc. ..........................  April 1998              3.5        1     1    Pacific Star
Grant Radio Group....................  May 1998                3.4       --     1    Southern Star
SFX Broadcasting, Inc.(2)............  May 1998            1,016.4       62    21    AS/SoS/SeS/GS/CS/PS
Butler Broadcasting Company, Ltd. ...  May 1998               90.3        2     1    GulfStar
Chancellor Media Corporation of Los
  Angeles and Affiliates.............  May 1998               53.0        2    --    Southern Star
Class Act of Texas, Inc. ............  June 1998               1.1        1     1    GulfStar
KRNA, Inc. ..........................  June 1998               6.4        1    --    Central Star
The University of Alaska.............  June 1998               0.2        1    --    Pacific Star
CBS Radio, Inc. .....................  July 1998               6.5        2     2    Atlantic Star
Watertown Radio Associates Limited
  Partnership and Lake Champlain
  Radio Corporation..................  July 1998               5.9        2    --    Atlantic Star
Jacor Broadcasting Corporation.......  August 1998             5.0       --     1    Sea Star
Ogallala Broadcasting Company........  September 1998          4.1        2     1    Central Star
Boswell Broadcasting Incorporated....  September 1998         11.8        1    --    GulfStar
Foley Broadcasting, L.P. ............  October 1998            2.8        1    --    Atlantic Star
Jim Gibbons Radio Inc. ..............  October 1998           21.2        1     1    Atlantic Star
SunGroup, Inc. ......................  October 1998            5.8        1    --    GulfStar
Appalachian Broadcasting Company,
  Inc. ..............................  February 1999           0.9        1    --    Southern Star
Noalmark Broadcasting Corp. .........  March 1999              1.4        1     1    GulfStar
Champion Broadcasting Corporation....  March 1999             11.3        9     2    GulfStar
DISPOSITIONS
Clear Channel Radio, Inc. ...........  January 1998           29.0        1     1    Atlantic Star
Clear Channel Radio, Inc. ...........  February 1998          20.0        2     2    Southern Star
SWJDR, Corp..........................  February 1998           3.3        1    --    Atlantic Star
Westchester Radio LLC................  April 1998             35.1        2     1    Atlantic Star
Americom Las Vegas Limited
  Partnership........................  April 1998              4.4        2     1    Pacific Star
Clear Channel Radio, Inc. ...........  May 1998               35.0        3     1    Southern Star
Clear Channel Radio, Inc. ...........  May 1998               11.5        1    --    Southern Star
Chancellor Media Corporation.........  May 1998              143.3        1    --    GulfStar
HBC Houston, Inc. and HBC Houston
  License Corporation................  May 1998               52.3        1    --    GulfStar

                                                                         STATIONS
                                                                         ACQUIRED/
                                                                         DISPOSED
                                                                            OF
                                            DATE        PURCHASE/SALE    ---------
          SELLER/PURCHASER                 CLOSED         PRICE(1)       FM    AM          REGION
          ----------------                 ------      ---------------   ---   ---         ------
                                                       ($ IN MILLIONS)
Cox Radio, Inc. .....................  May 1998               46.0        3     1    Atlantic Star
Capstar Trust(3).....................  May 1998               10.5        2     2    Atlantic Star
Cumulus Broadcasting, Inc. ..........  July 1998               7.8        2    --    Atlantic Star
Jacor Broadcasting Corporation.......  August 1998             5.0       --     1    Atlantic Star
Boswell Broadcasting Incorporated....  September 1998         11.8        1    --    GulfStar

---------------

(1) Includes transaction costs.

(2) Excludes $812.4 million of debt and $283.6 million of preferred stock outstanding on the date on which SFX was acquired.

(3) The stations were placed in the Capstar Trust in connection with the acquisition of SFX Broadcasting, Inc. (now renamed Capstar Communications) in order to avoid violation of the multiple station ownership limitations under the Communications Act pending the disposition thereof by the trustee of the Capstar Trust. The trustee will distribute the net proceeds from the sale of the stations to Capstar Broadcasting if and when the stations are sold.

     In April 1998, Capstar Radio acquired the assets of Prophet Systems, Inc. for a purchase price of $15.0 million in cash and 285,714 shares of Class A Common Stock to be issued by Capstar Radio upon satisfaction of certain conditions. The acquired assets permit a single radio personality to introduce programming in multiple markets by digitally transferring customized introductions for each local market and inserting them into the playlist via a wide area computer network. Such technology is utilized in Capstar Radio's StarSystem(TM) and is marketed to unrelated third parties.

     On March 18, 1999, Capstar Radio contributed to Muzak Holdings LLC Capstar Radio's Muzak affiliate territories in Atlanta, Albany and Macon, Georgia and Ft. Myers, Florida in exchange for voting membership units in Muzak Holdings. Capstar Radio has agreed also to contribute to Muzak Holdings the Muzak affiliate territory located in Omaha, Nebraska that Capstar Radio has an agreement to acquire from Triathlon Broadcasting Company in exchange for additional voting membership units in Muzak Holdings. The value of the membership units in Muzak Holdings that Capstar Radio will hold after the contribution of the Omaha, Nebraska affiliate territory is approximately $20.5 million, subject to a working capital adjustment to be finalized upon the contribution of the Omaha affiliate. The contribution of the Omaha affiliate is expected to be consummated shortly after the consummation of the Triathlon acquisition. Upon completion of the contribution of the Omaha affiliate, Capstar Radio will hold approximately 22.59% of the then outstanding voting power of Muzak Holdings.

  Pending Transactions

     Capstar Radio has also entered into the following:

     - 6 agreements to acquire 39 additional stations, 28 FM and 11 AM stations, in 10 mid-sized markets (including 2 stations in 2 mid-sized markets for which Capstar Radio currently provides services pursuant to LMAs) for $228.0 million;

     - 3 agreements to dispose of 7 stations, 2 FM and 5 AM stations, for $15.5 million;

     - an agreement to contribute its Muzak affiliate territory in Omaha, Nebraska to Muzak Holdings in exchange for additional voting membership units in Muzak Holdings; and

     - an agreement to acquire the software development business of LAN International, Inc.

     Upon completion of the pending transactions, Capstar Radio will own and operate 334 stations and program 6 stations in primarily mid-sized markets located throughout the United States. Consummation of each of the pending transactions is subject to numerous conditions, including governmental approvals.

Accordingly, the actual date of consummation of each of the pending transactions may vary from the anticipated closing dates. No assurances can be given that any or all of the pending transactions will be consummated or that, if completed, they will be successful.

     Pending Radio Station Acquisitions and Dispositions. The following table summarizes the pending acquisitions and dispositions of radio stations;

                                        STATIONS TO
                                        BE ACQUIRED/
                                        DISPOSED OF
                                        ------------                    EXPECTED        ESTIMATED
SELLER/PURCHASER                         FM      AM       REGION      CLOSING DATE  PURCHASE PRICE(1)
----------------                        ----    ----      ------      ------------  -----------------
                                                                                     ($ IN MILLIONS)
ACQUISITIONS
R. Steven Hicks(2)....................    1      --    GulfStar       April 1999         $  8.5
AGM-Birmingham, L.L.C. ...............    1      --    Southern Star  April 1999            4.0
Triathlon Broadcasting Company........   22      10    PS/CS          April 1999          190.0
Citadel Broadcasting Company(3).......    1      --    Pacific Star   April 1999            4.5
Quaker State Broadcasting
  Corporation.........................    2      --    Atlantic Star  May 1999             15.0
Jim Gibbons Radio Inc.(4).............    1       1    Atlantic Star  October 1999          6.0
                                         --      --                                      ------
          Total.......................   28      11                                      $228.0
                                         ==      ==                                      ======
DISPOSITIONS
Citadel Broadcasting Company(3).......    2       3    Pacific Star   April 1999         $ 14.5
Truth Broadcasting Corporation........   --       1    Sea Star       April 1999            0.5
M&M Broadcasters, Ltd. ...............   --       1    GulfStar       August 1999           0.5
                                         --      --                                      ------
          Total.......................    2       5                                      $ 15.5
                                         ==      ==                                      ======

---------------

(1) Includes acquired or assumed indebtedness and transaction costs.

(2) See "Item 13. Certain Relationships and Related Transactions -- Round Rock, Texas Construction Permit."

(3) Capstar Radio has entered into an exchange agreement and an asset purchase agreement with Citadel wherein, upon consummation of the Triathlon acquisition, Capstar Radio will exchange station KSPZ-FM (owned by Triathlon) in Colorado Springs, Colorado for station KKLI-FM in Colorado Springs, Colorado and sell stations KTWK-AM and KVOR-AM in Colorado Springs, Colorado and stations KEYF-FM and KEYF-AM in Spokane, Washington (all of which are owned by Triathlon). The total value of the transactions is approximately $14.5 million.

(4) The acquisition of stations WFIR-AM and WPVR-FM from Jim Gibbons Radio, Inc. will require for regulatory reasons the sale of one or more stations owned by Capstar Radio in the Roanoke, Virginia market. Capstar Radio has not yet determined whether to sell such stations.

     Triathlon Acquisition. On July 23, 1998, Capstar Radio and Triathlon Broadcasting Company entered into an agreement to merge Triathlon with a subsidiary of Capstar Radio in a cash-for-stock transaction. Under the merger agreement:

     - a subsidiary of Capstar Radio will merge into Triathlon and Triathlon will survive the merger as a wholly-owned subsidiary of Capstar Radio;

     - the common and preferred stockholders of Triathlon will receive an aggregate of approximately $130.0 million in cash in exchange for their shares of Triathlon capital stock; and

     - Triathlon will have approximately $60.0 million of long-term indebtedness.

     The completion of the merger depends upon the satisfaction of a number of conditions, including the following:

     - the approval and adoption of the merger agreement by the Triathlon stockholders, which approval has been obtained;

     - the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

     - the receipt of regulatory approval from the FCC;

     - the sale of station KNSS-AM (owned by Capstar Radio) and stations KFH-AM, KEYN-FM, KQAM-AM and KWSJ-FM (owned by Triathlon) in the Wichita, Kansas market;

     - the sale of station KSPZ-FM (owned by Triathlon) in the Colorado Springs, Colorado market; and

     - other customary conditions.

     Capstar Radio has entered into a contract to sell station KSPZ-FM to Citadel Broadcasting Company concurrently with the consummation of the Triathlon acquisition. Capstar Radio is actively seeking a purchaser for the Wichita, Kansas stations, but has not yet entered into a contract to sell the Wichita, Kansas stations. There can be no assurance that any or all of the conditions to the merger will be satisfied. Other than the sales of stations in the Colorado Springs and Wichita markets, either company may waive compliance with the conditions at its discretion if permitted by law. Capstar Radio believes that if all conditions to the merger are satisfied or waived, the merger will be consummated in April 1999. If the merger is not completed by April 30, 1999, subject to certain exceptions, the merger consideration to be paid to the Triathlon stockholders will increase by approximately $1.3 million every two weeks that lapse after April 30, 1999 until the merger is completed.

     Triathlon owns and operates, sells advertising on behalf of or provides programming to 22 FM and 10 AM radio stations in six markets. Triathlon also owns a regional sports radio network that broadcasts athletic events of the University of Nebraska and operates a Muzak affiliated territory located in Omaha, Nebraska.

     The description of the merger agreement above is not complete. You should read a copy of the merger agreement incorporated herein by reference as an exhibit to this Annual Report on Form 10-K.

     LAN Acquisition. In December 1998, an affiliate of Capstar Radio agreed to purchase the assets of LAN International, Inc.'s business of developing, marketing, selling, licensing and servicing specialized computer systems and software for use in the radio and television industry. The purchase price of the acquisition is up to $27.0 million, of which $15.0 million will be due at the closing of the transaction. The remaining $12.0 million will be due to LAN International if the business meets certain post-closing financial goals. Capstar Radio expects to complete the acquisition in May 1999.

  Chancellor Merger

     On August 26, 1998, Capstar Broadcasting and Chancellor Media entered into an agreement to merge in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Under the merger agreement:

     - Chancellor Media will acquire Capstar Broadcasting in a reverse merger in which Capstar Broadcasting will be renamed Chancellor Media Corporation;

     - each share of Class A common stock, par value $0.01 per share, of Capstar Broadcasting ("Class A Common Stock") and Class C common stock, par value $0.01 per share, of Capstar Broadcasting ("Class C Common Stock) will represent 0.4955 shares of voting common stock in the combined entity;

     - each share of Class B Common Stock, par value $0.01 per share, of Capstar Broadcasting ("Class B Common Stock" and together with the Class A Common Stock and the Class C Common Stock, the "Common Stock") will represent
       0.4955 shares of nonvoting common stock of the combined entity;

     - each share of Chancellor Media common stock will represent one share of the combined entity; and

     - each share of Chancellor Media preferred stock will represent one share of preferred stock of the combined entity.

     The completion of the merger depends upon the satisfaction of a number of conditions, including the following:

     - stockholder approval of both Capstar Broadcasting and Chancellor Media;

     - the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which waiting period has terminated;

     - the receipt of regulatory approval from the FCC, which regulatory approval has been received;

     - the consent of the lenders under the Capstar Broadcasting credit facility and Chancellor Media's credit facility; and

     - other customary conditions.

     There can be no assurance that all of the conditions to the merger will be satisfied. Either company may waive compliance with the conditions at its discretion if permitted by law.

     Thomas O. Hicks, R. Steven Hicks and Capstar Broadcasting Partners, L.P., an affiliate of Hicks Muse (collectively, the "Stockholders"), entered into a voting agreement, on August 26, 1998, under which each Stockholder has agreed, among other things, to vote the number of shares of Common Stock held by or controlled by him or it with respect to approval of the merger and the merger agreement in favor of such proposals and any other transactions contemplated by the merger agreement.

     Chancellor Media is a diversified multi-media company that:

     - owns and/or operates a radio station portfolio, as of March 1, 1999, consisting of 125 radio stations in 23 of the largest U.S. markets and Puerto Rico, 112 stations of which were then owned and 13 stations of which were then operated under time brokerage agreements which allow Chancellor Media to program another person's stations and sell the advertising. Eleven of the 13 stations operated under time brokerage agreements are owned by Capstar Broadcasting. See "Item 13. Certain Relationships and Related Transactions -- Chancellor Exchange Agreement;"

     - operates a national radio network, The AMFM Radio Networks;

     - provides national media sales representation through Katz Media Corporation, a wholly-owned subsidiary; and

     - has a significant outdoor advertising presence.

     On January 20, 1999, Chancellor Media announced that its board of directors engaged the investment banking firm of BT Alex. Brown Incorporated as financial advisor for the purpose of assisting management and the board of directors of Chancellor Media in developing, reviewing and structuring a range of strategic alternatives intended to maximize Chancellor Media's stockholder value. On February 11, 1999, Chancellor Media announced that it added additional advisors Morgan Stanley Dean Witter, Hicks Muse, Goldman, Sachs & Co., Greenhill & Co., LLC and Chase Securities Inc. to assist it in exploring these alternatives, which included the potential sale, merger or consolidation of the entire company or some of its operating assets. On March 15, 1999, Chancellor Media announced that it had completed the review of strategic alternatives and announced a series of steps that it anticipates will better position Chancellor Media strategically, operationally and financially, including the following:

     - a determination not to pursue the sale, merger or consolidation of Chancellor Media at such time; and

     - the addition of a new senior management team, which now includes R. Steve Hicks as vice chairman of the board and president and chief executive officer of Chancellor Media's newly created Chancellor Media Services Group, D. Geoffrey Armstrong as executive vice president and chief financial officer, and William S. Banowsky, Jr. as executive vice president and general counsel.

     In light of Chancellor Media's announcements, it is possible that the terms and/or structure of the merger may change, including reversing the structure of the merger such that Capstar Broadcasting would merge with a wholly-owned subsidiary of Chancellor Media, or the merger may not be completed at all. If the terms and structure of the merger remain unchanged and all conditions to the merger are satisfied or waived, Capstar Broadcasting believes that the merger will be consummated during the second or early third quarter of 1999.

     The description of the merger agreement and the voting agreement above is not complete. You should read a copy of the merger agreement and the voting agreement incorporated herein by reference as an exhibit to this Annual Report on Form 10-K.

  Other Transactions

     As part of Capstar Radio's ongoing acquisition strategy, Capstar Radio is continually evaluating other potential acquisition opportunities. Capstar Radio from time to time enters into nonbinding letters of intent to acquire, dispose and/or exchange substantially all of the assets used or useful in the operations of radio stations, each of which is subject to various conditions, including the ability of Capstar Radio to enter into a definitive agreement. See "-- Risks Associated with Business Activities -- Difficulty of Integrating Acquisitions."

REGIONAL OPERATING GROUPS

  Regional Executives

     Each of the regional operating groups is operated by a regional president who has extensive industry experience, having served as a senior executive and/or owner of, or consultant to, one or more substantial station groups in mid-sized to large markets.

     Atlantic Star. Atlantic Star is managed by its president, James T. Shea, Jr. Mr. Shea has more than 25 years of radio broadcasting experience. Mr. Shea's operating knowledge and strong advertising relationships helped Commodore Media, Inc. become a leading radio group in each of its markets prior to its acquisition by Capstar Partners in 1996.

     Southern Star. Southern Star is managed by its president, Rick Peters. Mr. Peters has more than 26 years of radio broadcasting experience, including, most recently, serving as the President of Peters Communications, Inc., a programming consulting firm affiliated with radio stations in various mid-sized and large markets.

     Pacific Star and GulfStar. Pacific Star and GulfStar are managed by their president James P. Donahoe. Mr. Donahoe has more than 14 years of radio broadcasting experience. Prior to joining Capstar Radio, Mr. Donahoe served as regional vice president for SFX Broadcasting, Inc.

     Central Star. Central Star is managed by its president, Mary K. Quass. Ms. Quass has more than 21 years of radio broadcasting experience, including, most recently, serving as the president and chief executive officer of Quass Broadcasting Company until its acquisition by Capstar Radio in January 1998.

     Sea Star. Sea Star is managed by its president, John King. Mr. King has more than 27 years of radio broadcasting experience, including most recently serving as a regional vice president of SFX Broadcasting, Inc. for its southeast atlantic region.

     In addition to a regional president, management for each region includes a human resources director, a controller, a director of programming, an engineer and one or more advertising sales people.

     For a description of segment information, see note 18 in the notes to consolidated financial statements.

  Regional Station Portfolios

     The following tables set forth certain information regarding Capstar Radio's station portfolio in each of its six regions, assuming consummation of the pending transactions.

                        ATLANTIC STAR (NORTHEAST REGION)

                            METROPOLITAN                 COMPANY   COMPANY
                            STATISTICAL      TARGET      REVENUE   AUDIENCE
                                AREA       DEMOGRAPHIC    SHARE     SHARE
MARKET AND CALL LETTERS(1)    RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
--------------------------  ------------   -----------   -------   --------            ------
PROVIDENCE, RI                   32                         2         2
  WHJJ-AM...............                        35+                           News/Talk
  WHJY-FM...............                      25-54                           Album Rock
  WSNE-FM...............                     F35-54                           Adult Contemporary
HARTFORD, CT                     45                         2         2
  WHCN-FM...............                      18-34                           Classic Rock
  WKSS-FM...............                     F25-54                           Top 40
  WMRQ-FM...............                      18-54                           Modern Rock
  WWYZ-FM...............                      25-54                           Country
  WPOP-AM...............                        35+                           Sports
ALBANY-SCHENECTADY-TROY,
  NY                             59                         1         2
  WGNA-FM...............                      25-54                           Country
  WGNA-AM...............                      25-54                           Country
  WPYX-FM...............                      18-34                           Album Rock
  WTRY-AM...............                      25-54                           Oldies
  WTRY-FM...............                      18-34                           Oldies
  WXLE-FM...............                     F25-54                           Jammin' Oldies
ALLENTOWN-BETHLEHEM, PA          67                         1         1
  WAEB-AM...............                        35+                           News/Talk/Sports
  WAEB-FM...............                     F18-49                           Hot Adult Contemporary
  WZZO-FM...............                     M18-49                           Album Rock
  WKAP-AM...............                        35+                           Nostalgia
WILMINGTON, DE                   75                         3         3
  WJBR-AM...............                     F25-54                           Nostalgia
  WDSD-FM...............                      25-54                           Country
  WRDX-FM...............                      25-54                           Album Rock
  WDOV-AM...............                      25-54                           News/Talk
HARRISBURG-LEBANON-
  CARLISLE, PA                   76                         1         2
  WTCY-AM...............                      35-54                           Urban Adult Contemporary
  WNNK-FM...............                      18-34                           Contemporary Hits
  WNCE-FM*..............                        45+                           Easy Listening
  WTPA-FM*..............                     M18-49                           Album Rock
SPRINGFIELD, MA                  80                         1         3
  WHMP-AM...............                     M35-64                           News/Talk/Sports
  WHMP-FM...............                      25-54                           Rock Alternative
  WPKX-FM...............                      25-54                           Country

                            METROPOLITAN                 COMPANY   COMPANY
                            STATISTICAL      TARGET      REVENUE   AUDIENCE
                                AREA       DEMOGRAPHIC    SHARE     SHARE
MARKET AND CALL LETTERS(1)    RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
--------------------------  ------------   -----------   -------   --------            ------
NEW HAVEN, CT                   101                         1         1
  WPLR-FM...............                      18-34                           Album Rock
  WYBC-FM(4)............                      18-34                           Urban Adult Contemporary
FAIRFIELD COUNTY, CT(3)         108                         2         4
  WNLK-AM...............                        35+                           News/Talk
  WEFX-FM...............                     F18-49                           Classic Hits
  WSTC-AM...............                      35-54                           News/Talk
  WKHL-FM...............                      35-64                           Oldies
WORCESTER, MA                   112                         1         1
  WTAG-AM...............                      35-64                           News/Talk
  WSRS-FM...............                     F25-44                           Lite Rock
PORTSMOUTH-DOVER-
  ROCHESTER, NH                 117                         1         1
  WGIN-AM...............                      35-64                           News/Talk/Sports
  WGIP-AM...............                      35-64                           News/Talk/Sports
  WHEB-FM...............                     M25-44                           Album Rock
  WXHT-FM...............                     F25-44                           Adult Contemporary
  WQSO-FM...............                      35-64                           Oldies
  WERZ-FM...............                      25-54                           Contemporary Hits
  WTMN-AM...............                     M18-50                           Sports/Talk
HUNTINGTON, WV-ASHLAND, KY      143                         1         1
  WTCR-AM...............                      25-54                           Classic Country
  WTCR-FM...............                      25-54                           Country
  WIRO-AM...............                     M25-54                           Sports/Talk
  WHRD-AM(4)............                     M25-54                           Sports/Talk
  WZZW-AM...............                     M25-54                           Sports
  WKEE-AM...............                        35+                           Adult Standards
  WKEE-FM...............                      25-54                           Adult Contemporary
  WAMX-FM...............                     M25-54                           Rock
  WFXN-FM...............                     M25-54                           Classic Rock
  WBVB-FM...............                     M18-49                           Oldies
MANCHESTER, NH                  185                         2         2
  WGIR-AM...............                        35+                           News/Talk/Sports
  WGIR-FM...............                     M25-54                           Album Rock
FREDERICK, MD                   200                         1         1
  WFRE-FM...............                      35-54                           Country
  WFMD-AM...............                      35-54                           News/Talk
WINCHESTER, VA                  218                         1         1
  WUSQ-FM...............                      25-54                           Country
  WFQX-FM...............                      25-54                           Classic Rock
  WNTW-AM...............                      25-64                           News/Sports/Talk
WHEELING, WV                    220                         1         1
  WWVA-AM...............                      25-54                           News/Talk
  WOVK-FM...............                      25-54                           Country
  WKWK-FM...............                      25-54                           Lite Rock
  WBBD-AM...............                      25-54                           Nostalgia
  WZNW-FM...............                      25-54                           Hot Adult Contemporary
  WEGW-FM...............                      25-54                           Rock
  WEEL-FM(4)............                      25-54                           Oldies

                            METROPOLITAN                 COMPANY   COMPANY
                            STATISTICAL      TARGET      REVENUE   AUDIENCE
                                AREA       DEMOGRAPHIC    SHARE     SHARE
MARKET AND CALL LETTERS(1)    RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
--------------------------  ------------   -----------   -------   --------            ------
BURLINGTON, VT                  223                         1         2
  WXPS-FM...............                     M25-54                           Country
  WEAV-AM(4)............                     M25-54                           Country
  WCPV-FM...............                      25-54                           Classic Rock
  WEZF-FM...............                     F25-54                           Adult Contemporary

---------------

F    Female

M    Male

NA   Information not available.

 *  Indicates station to be acquired by Capstar Radio in a pending transaction.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro Version 2.5 Radio Analysis Database (current as of February 24,1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the metropolitan statistical area, excluding audience share for listeners who listen to stations whose signal originate outside the metropolitan statistical area.

(3) Fairfield County is not a custom survey area as defined by BIA Research-Media Access Pro Version 2.5 Radio Analysis Database (current as of February 24, 1999). The custom survey area includes the BIA Research-Media Access Pro Version 2.5 Radio Analysis Database (current as of February 24,
    1999) markets of Bridgeport, Stamford-Norwalk, and Danbury, Connecticut with market rankings of 108, 138, and 189, respectively. Metropolitan Statistical Area Rank is listed for the Bridgeport market only. The combined rank for the custom survey area has not been estimated.

(4) Capstar Radio provides certain sales and marketing services to station WEEL-FM in Wheeling, West Virginia and WYBC in New Haven, Connecticut under a JSA. Capstar Radio provides certain sales, programming and marketing services to station WHRD-AM in Huntington, West Virginia and WEAV-AM in Burlington, Vermont under an LMA.

                        SOUTHERN STAR (SOUTHEAST REGION)

                            METROPOLITAN                 COMPANY   COMPANY
                            STATISTICAL      TARGET      REVENUE   AUDIENCE
                                AREA       DEMOGRAPHIC    SHARE     SHARE
MARKET AND CALL LETTERS(1)    RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
--------------------------  ------------   -----------   -------   --------            ------
JACKSONVILLE, FL                 52                         1          1
  WAPE-FM...............                      18-54                           Contemporary Hits
  WFYV-FM...............                      25-54                           Album Rock
  WMXQ-FM...............                      25-54                           Adult Contemporary
  WKQL-FM...............                      35-64                           Oldies
  WOKV-AM...............                        35+                           News/Talk
  WBWL-AM...............                     M18-54                           Sports
BIRMINGHAM, AL                   56                         2          2
  WQEN-FM...............                      18-34                           Adult Contemporary
  WENN-FM(3)*...........                      25-54                           Jammin' Oldies
  WMJJ-FM...............                     F25-54                           Adult Contemporary
  WERC-AM...............                     M35-64                           News/Talk
  WOWC-FM...............                      25-54                           Country
GREENVILLE, SC                   58                         1          2
  WGVL-AM...............                      25-54                           Gospel/Country
  WMYI-FM...............                      25-54                           Adult Contemporary
  WROQ-FM...............                      25-54                           Classic Rock
  WSSL-FM...............                      25-54                           Country
COLUMBIA, SC                     88                         1          1
  WCOS-FM...............                      18-54                           Country
  WLTY-FM...............                     F35-54                           Lite Rock
  WVOC-AM...............                      35-64                           News/Talk
  WSCQ-FM...............                      25-54                           Adult Standards
  WCOS-AM...............                      25-54                           Sports
  WNOK-FM...............                      25-54                           Contemporary Hits
MELBOURNE-TITUSVILLE-
  COCOA, FL                      95                         1          1
  WMMB-AM...............                      35-64                           Nostalgia
  WBVD-FM...............                      35-64                           Classic Rock
  WMMV-AM...............                        50+                           Nostalgia
  WLRQ-FM...............                      25-54                           Adult Contemporary
  WHKR-FM...............                      25-54                           Country
HUNTSVILLE, AL                  115                         1          1
  WDRM-FM...............                      25-54                           Country
  WHOS-AM...............                      25-54                           News
  WBHP-AM...............                      25-54                           CNN News
  WTAK-FM...............                      25-54                           Classic Rock
  WXQW-FM...............                      25-54                           Oldies
  WWXQ-FM...............                      25-54                           Oldies
FT. PIERCE-STUART-VERO
  BEACH, FL                     118                         1          1
  WZZR-FM...............                     M18-48                           Classic Rock
  WQOL-FM...............                      25-54                           Oldies
  WBBE-FM...............                      25-54                           Adult Contemporary
  WAVW-FM...............                      25-54                           Country
  WAXE-AM...............                        35+                           News/Talk/Sports

                            METROPOLITAN                 COMPANY   COMPANY
                            STATISTICAL      TARGET      REVENUE   AUDIENCE
                                AREA       DEMOGRAPHIC    SHARE     SHARE
MARKET AND CALL LETTERS(1)    RANK(2)         GROUP      RANK(2)   RANK(2)             FORMAT
--------------------------  ------------   -----------   -------   --------            ------
MONTGOMERY, AL                  141                         2          2
  WZHT-FM...............                      25-54                           Urban
  WMCZ-FM...............                      25-54                           Urban/Adult Contemporary
  WQLD-FM...............                        35+                           R&B/Gospel
SAVANNAH, GA                    153                         1          1
  WCHY-AM...............                      35-64                           Disney
  WCHY-FM...............                      25-54                           Country
  WYKZ-FM...............                      25-54                           Soft Adult Contemporary
  WAEV-FM...............                      18-34                           Adult Contemporary
  WSOK-AM...............                      25-54                           Gospel
  WLVH-FM...............                      25-54                           Urban Adult Contemporary
ASHEVILLE, NC                   179                         1          1
  WWNC-AM...............                      25-54                           Country
  WKSF-FM...............                      25-55                           Country
TUSCALOOSA, AL                  214                         1          1
  WACT-AM...............                      25-54                           Gospel
  WRTR-FM...............                      25-54                           Classic Rock
  WTXT-FM...............                      25-54                           Country
  WZBQ-FM...............                      18-34                           Contemporary Hits
GADSDEN, AL                      NA                        NA         NA
  WAAX-AM...............                        35+                           News/Talk
  WGMZ-FM...............                      35-64                           Contemporary Hits

---------------

F    Female

M    Male

NA   Information not available.

 *  Indicates station to be acquired by Capstar Radio in a pending transaction.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the metropolitan statistical area, excluding audience share for listeners who listen to stations whose signal originate outside the metropolitan statistical area.

(3) Pending the consummation of the pending transactions, Capstar Radio provides certain sales, programming and marketing services to station WENN-FM in Birmingham, Alabama under an LMA.

                           PACIFIC STAR (WEST REGION)

                                                       COMPANY   COMPANY
                          METROPOLITAN     TARGET      REVENUE   AUDIENCE
MARKET AND                STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
CALL LETTERS(1)           AREA RANK(2)      GROUP      RANK(2)   RANK(2)             FORMAT
---------------           ------------   -----------   -------   --------            ------
HONOLULU, HI                   60                         1          1
  KSSK-AM...............                    25-54                           Hot Adult Contemporary
  KSSK-FM...............                    25-54                           Hot Adult Contemporary
  KUCD-FM...............                    35-54                           Modern Adult Contemporary
  KHVH-AM...............                    35-64                           News/Talk
  KKLV-FM...............                   M35-54                           Classic Rock
  KIKI-AM...............                    18-34                           Urban
  KIKI-FM...............                    18-34                           Urban
TUCSON, AZ                     61                         1          2
  KCEE-AM...............                   F25-54                           Nostalgia
  KNST-AM...............                    25-54                           News/Talk/Sports
  KRQQ-FM...............                    25-54                           Contemporary Hits
  KWFM-FM...............                    35-64                           Oldies
FRESNO, CA                     65                         2          2
  KBOS-FM...............                    18-34                           Contemporary Hits
  KVBL-AM...............                   M18-49                           Sports/Talk
  KRZR-FM...............                   M18-49                           Album Rock
  KRDU-AM...............                       NA                           Religion
  KSOF-FM...............                    25-54                           Soft Rock
  KEZL-FM...............                    35-54                           Smooth Jazz
  KFSO-FM...............                    35-64                           Oldies
  KALZ-FM...............                    35-54                           Adult Contemporary
  KCBL-AM...............                    35-54                           Sports Talk
MODESTO-STOCKTON, CA(3)        85                         2          3
  KFRY-FM...............                    25-54                           Country
  KJAX-AM...............                    35-64                           News/Talk
  KJSN-FM...............                    25-54                           Adult Contemporary
  KFIV-AM...............                    35-64                           News/Talk
  KOSO-FM...............                    25-54                           Adult Contemporary
SPOKANE, WA                    87                         1          2
  KAQQ-AM*..............                    35-64                           MOR
  KCDA-FM*..............                    25-54                           Country
  KISC-FM*..............                    35-64                           Oldies
  KKZX-FM*..............                   M25-54                           Classic Rock
  KNFR-FM*..............                    25-54                           Country
  KUDY-AM*..............                    25-64                           Religious
COLORADO SPRINGS, CO           93                         2          2
  KKLI-FM*..............                    25-54                           Soft Adult Contemporary
  KVUU-FM*..............                    18-44                           Hot Adult Contemporary
ANCHORAGE, AK                 171                         1          1
  KBFX-FM...............                    18-49                           Classic Rock
  KASH-FM...............                    25-54                           Country
  KENI-AM...............                    25-54                           News/Talk
  KGOT-FM...............                    25-54                           Contemporary Hits
  KTZN-AM...............                      12+                           Sports
  KYMG-FM...............                    25-54                           Adult Contemporary

                                                       COMPANY   COMPANY
                          METROPOLITAN     TARGET      REVENUE   AUDIENCE
MARKET AND                STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
CALL LETTERS(1)           AREA RANK(2)      GROUP      RANK(2)   RANK(2)             FORMAT
---------------           ------------   -----------   -------   --------            ------
RICHLAND-KINNEWICK-PASCO,     207
  WA                                                      2          1
  KIOK-FM*..............                    25-54                           Country
  KALE-AM*..............                      40+                           Nostalgia
  KEGX-FM*..............                    25-54                           Classic Rock
  KTCR-AM*..............                      35+                           Talk
  KNLT-FM*..............                    35-64                           Oldies
  KUJ-FM*...............                    18-34                           Contemporary Hits
FAIRBANKS, AK                  NA                        NA         NA
  KIAK-FM...............                    25-54                           Country
  KIAK-AM...............                    25-54                           Sports
  KAKQ-FM...............                    25-54                           Adult Contemporary
  KKED-FM...............                    25-54                           Rock
FARMINGTON, NM                 NA                        NA         NA
  KKFG-FM...............                    25-54                           Country
  KDAG-FM...............                   M25-54                           Classic Rock
  KCQL-AM...............                      35+                           Sports
  KTRA-FM...............                    18-49                           Traditional Country
YUMA, AZ                       NA                        NA         NA
  KYJT-FM...............                    25-49                           Classic Rock
  KTTI-FM...............                    25-54                           Country
  KBLU-AM...............                    35-64                           News/Talk/Sports

---------------

F    Female

M    Male

NA   Information not available.

 *   Indicates station to be acquired by Capstar Radio in a pending transaction.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenues figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998 for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the metropolitan statistical area excluding audience share for listeners who listen to stations whose signal originate outside the metropolitan statistical area.

(3) Modesto-Stockton, California is not a custom survey area as defined by BIA Research-Media Access Pro Version 2.5 Radio Analysis Database (current as of February 24, 1999). The custom survey area includes the BIA Research-Media Access Pro Version 2.5 Radio Analysis Database (current as of February 24,
    1999) markets of Modesto and Stockton, California with market ratings of 85 and 122, respectively. Metropolitan Statistical Area Rank is listed for the Stockton market only. The combined rank for the custom survey area has not been estimated.

                          GULFSTAR (SOUTHWEST REGION)

                                                          COMPANY   COMPANY
                             METROPOLITAN     TARGET      REVENUE   AUDIENCE
        MARKET AND           STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
      CALL LETTERS(1)        AREA RANK(2)      GROUP      RANK(2)   RANK(2)            FORMAT
      ---------------        ------------   -----------   -------   --------           ------
AUSTIN, TX                        49                         2          2
  KASE-FM..................                    18-34                           Country
  KVET-FM..................                    25-54                           Country
  KVET-AM..................                   M18-54                           Sports
  KFMK-FM(3)*..............                    25-54                           Jammin' Oldies
BATON ROUGE, LA                   82                         1          2
  WYNK-FM..................                    25-54                           Country
  WYNK-AM..................                      12+                           Disney
  WJBO-AM..................                   M35-64                           News/Talk/Sports
  WLSS-FM..................                   F18-34                           Contemporary Hits
  KRVE-FM..................                   F25-54                           Adult Contemporary
  WSKR-AM..................                   M25-54                           Sports
CORPUS CHRISTI, TX               128                         1          1
  KRYS-FM..................                    25-54                           Country
  KRYS-AM..................                      12+                           Disney
  KMXR-FM..................                   F35-64                           Adult Contemporary
  KNCN-FM..................                    25-54                           Album Rock
  KUNO-AM..................                    25-54                           Spanish
  KSAB-FM..................                    25-54                           Tejano
SHREVEPORT, LA                   129                         1          3
  KRMD-FM..................                    25-54                           Country
  KRMD-AM..................                   M18-54                           Sports
  KMJJ-FM..................                    18-54                           Urban
BEAUMONT, TX                     130                         1          1
  KLVI-AM..................                      30+                           News/Talk
  KYKR-FM..................                    25-54                           Country
  KKMY-FM..................                    30-54                           Adult Contemporary
  KIOC-FM..................                    18-34                           Album Rock
TYLER-LONGVIEW, TX               140                         1          1
  KNUE-FM..................                    25-54                           Country
  KISX-FM..................                    18-34                           Adult Contemporary
  KTYL-FM..................                   F30-54                           Adult Contemporary
  KKTX-AM..................                   M30-49                           Classic Rock
  KKTX-FM..................                   M18-49                           Classic Rock
KILLEEN, TX                      149                         1          1
  KIIZ-FM..................                    25-54                           Urban
  KLFX-FM(4)...............                    18-34                           Album Rock
LUBBOCK, TX                      175                         1          1
  KFMX-FM..................                   M18-34                           Active Rock
  KKAM-AM..................                      18+                           Talk
  KZII-FM..................                    12-34                           Contemporary Hits
  KFYO-AM..................                      35+                           News/Talk/Sports
  KCRM-FM..................                    12-34                           Classic Rock
  KKCL-FM..................                    35-64                           Oldies
MIDLAND, TX                      176                         2          2
  KCDQ-FM(3)*..............                    18-34                           Classic Rock
  KCHX-FM(3)*..............                                                    Contemporary Hits
                                               25-54                           Radio
  KMRK-FM(3)*..............                    25-54                           Tejano

                                                          COMPANY   COMPANY
                             METROPOLITAN     TARGET      REVENUE   AUDIENCE
        MARKET AND           STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
      CALL LETTERS(1)        AREA RANK(2)      GROUP      RANK(2)   RANK(2)            FORMAT
      ---------------        ------------   -----------   -------   --------           ------
AMARILLO, TX                     188                         3          2
  KMML-FM..................                    25-54                           Country
  KBUY-FM..................                    25-54                           Rock
  KNSY-FM..................                                                    Contemporary Hits
                                               18-34                           Radio
  KIXZ-AM..................                    18-34                           Nostalgia
WACO, TX                         191                         1          1
  KBRQ-FM..................                   M25-54                           Classic Rock
  WACO-FM..................                    25-54                           Country
  KCKR-FM..................                    18-49                           New Country
  KWTX-FM..................                   F25-54                           Contemporary Hits
  KWTX-AM..................                    25-54                           News/Talk
ALEXANDRIA, LA                   202                         1          1
  KRRV-FM..................                    25-54                           Country
  KKST-FM..................                    18-34                           Adult Contemporary
  KZMZ-FM..................                    18-34                           Quality Rock
  KDBS-AM..................                    25-54                           News/Talk
TEXARKANA, TX                    242                         1          1
  KKYR-AM..................                    35-64                           Country
  KKYR-FM..................                    25-54                           Country
  KYGL-FM..................                    25-54                           Classic Rock
  KPWW-FM..................                    18-34                           Pop Top 40
LUFKIN, TX                        NA                        NA         NA
  KYKS-FM..................                      12+                           Country
  KAFX-FM..................                    18-49                           Hot Adult Contemporary
  KTBQ-FM..................                    18-34                           Classic Rock
  KSFA-AM..................                    25-54                           News/Talk/Sports
VICTORIA, TX                      NA                        NA         NA
  KIXS-FM..................                    25-54                           Country
  KLUB-FM..................                    25-49                           Classic Rock

---------------

F    Female

M    Male

NA   Information not available.

*    Indicates station to be acquired by Capstar Radio in a pending transaction.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenues figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998 for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the metropolitan statistical area excluding audience share for listeners who listen to stations whose signal originate outside the metropolitan statistical area.

(3) Pending the consummation of the pending transactions, Capstar Radio provides certain sales and marketing services to station KLFX-FM in Killeen, Texas, under a JSA.

                         CENTRAL STAR (MIDWEST REGION)

                                                          COMPANY   COMPANY
                             METROPOLITAN     TARGET      REVENUE   AUDIENCE
        MARKET AND           STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
      CALL LETTERS(1)        AREA RANK(2)      GROUP      RANK(2)   RANK(2)            FORMAT
      ---------------        ------------   -----------   -------   --------           ------
MILWAUKEE, WI                     31                         4          5
  WISN-AM..................                    35-64                           Talk
  WLTQ-FM..................                    25-54                           Lite Adult Contemporary
GRAND RAPIDS, MI                  66                         2          3
  WGRD-FM..................                    18-34                           Modern Rock
  WNWZ-AM..................                      35+                           News
  WLHT-FM..................                    25-54                           Adult Contemporary
  WTRV-FM..................                   F35-64                           Soft Adult Contemporary
OMAHA, NE                         72                         2          2
  KFAB-AM*.................                    35-64                           News/Talk
  KGOR-FM*.................                    35-64                           Oldies
  KTNP-FM*.................                    25-54                           Adult Contemporary
  KXKT-FM*.................                    25-54                           Country
WICHITA, KS(3)                    89                         1          2
  KRBB-FM*.................                   F25-54                           Adult Contemporary
  KZSN-FM*.................                    25-54                           Country
  KKRD-FM..................                    18-34                           Contemporary Hits
  KRZZ-FM..................                    18-34                           Classic Rock
DES MOINES, IA                    90                         4          4
  KHKI-FM..................                    25-54                           Country
  KGGO-FM..................                    25-54                           Album Rock
  KDMI-AM..................                       NA                           Christian
MADISON, WI                      120                         1          1
  WIBA-AM..................                    35-64                           News/Talk
  WIBA-FM..................                    25-54                           Classic Rock
  WMAD-FM..................                    18-34                           Modern Rock
  WTSO-AM..................                    35-64                           Nostalgia
  WZEE-FM..................                    18-49                           Contemporary Hits
  WMLI-FM..................                   F25-54                           Soft Adult Contemporary
FAYETTEVILLE, AR                 156                         1          1
  KEZA-FM..................                   F35-64                           Adult Contemporary
  KKIX-FM..................                    25-54                           Country
  KMXF-FM..................                    25-54                           Hot Adult Contemporary
  KJEM-FM..................                    35-64                           Classic Rock
FT. SMITH, AR                    170                         1          1
  KWHN-AM..................                    35-54
  KMAG-FM..................                    33-54                           Country
  KZBB-FM..................                    25-54                           Contemporary Hits
LINCOLN, NE                      172                         1          2
  KIBZ-FM*.................                    25-54                           Album Rock
  KKNB-FM*.................                    18-34                           Alternative
  KTGL-FM*.................                   M25-54                           Classic Rock
  KZKX-FM*.................                    25-54                           Country
SPRINGFIELD, IL                  194                         3          3
  WFMB-AM..................                   M35-64                           News/Talk/Sports
  WFMB-FM..................                    18-34                           Country
  WCVS-FM..................                    25-54                           Classic Hits

                                                          COMPANY   COMPANY
                             METROPOLITAN     TARGET      REVENUE   AUDIENCE
        MARKET AND           STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
      CALL LETTERS(1)        AREA RANK(2)      GROUP      RANK(2)   RANK(2)            FORMAT
      ---------------        ------------   -----------   -------   --------           ------
CEDAR RAPIDS, IA                 201                         2          2
  KHAK-FM..................                    25-54                           Country
  KDAT-FM..................                    25-54                           Soft Rock
  KRNA-FM..................                   M18-34                           Album Rock
BATTLE CREEK/KALAMAZOO, MI       235                         1          1
  WBCK-AM..................                    35-64                           News/Talk
  WBXX-FM..................                    25-54                           Adult Contemporary
  WRCC-AM..................                      45+                           Nostalgia
  WWKN-FM..................                    35-64                           Oldies
LAWTON, OK                       251                         1          1
  KLAW-FM..................                    25-54                           Country
  KZCD-FM..................                   M25-54                           Rock
OGALLALA, NE                      NA                        NA         NA
  KOGA-FM..................                    25-54                           Adult Contemporary
  KOGA-AM..................                    35-64                           Adult Standard
  KMCX-FM..................                    25-54                           Country

---------------

F    Female

M    Male

NA   Information not available.

 *   Indicates station to be acquired by Capstar Radio in a pending transaction.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the metropolitan statistical area, excluding audience share for listeners who listen to stations whose signal originate outside the metropolitan statistical area.

(3) The table does not include five stations in Wichita, Kansas (four of which are owned by Triathlon and one of which is owned by Capstar Radio) that Capstar Radio must sell in order to consummate the acquisition of Triathlon Broadcasting Company. See "-- The Transactions -- Pending Transactions -- Triathlon Acquisition."

                      SEA STAR (SOUTHEAST ATLANTIC REGION)

                                                         COMPANY   COMPANY
                            METROPOLITAN     TARGET      REVENUE   AUDIENCE
MARKET AND                  STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
CALL LETTERS(1)             AREA RANK(2)      GROUP      RANK(2)   RANK(2)            FORMAT
---------------             ------------   -----------   -------   --------           ------
CHARLOTTE, NC                    37                         2          2
  WKKT-FM.................                    18-54                           Country
  WLYT-FM.................                   F35-64                           Lite Adult Contemporary
  WRFX-FM.................                   M18-54                           Album Rock
INDIANAPOLIS, IN                 38                         2          3
  WNDE-AM.................                   M18-54                           News/Talk
  WRZX-FM.................                    18-44                           Alternative
  WFBQ-FM.................                    25-54                           Album Rock
GREENSBORO, NC                   42                         3          3
  WHSL-FM.................                    25-54                           Country
  WMAG-FM.................                    18-34                           Adult Contemporary
  WMFR-AM.................                      35+                           News/Talk
NASHVILLE, TN                    44                         1          1
  WRVW-FM.................                    25-54                           Adult Contemporary
  WSIX-FM.................                    18-64                           Country
  WJZC-FM.................                    35-64                           Smooth Jazz
  WNRQ-FM.................                    35-64                           Classic Rock
  WLAC-AM.................                      35+                           News/Talk
RALEIGH, NC                      48                         1          1
  WDCG-FM.................                    25-54                           Contemporary Hits
  WRDU-FM.................                    25-54                           Album Rock
  WRSN-FM.................                    25-54                           Adult Contemporary
  WTRG-FM.................                    35-64                           Oldies
RICHMOND, VA                     57                         2          2
  WMXB-FM.................                    35-64                           Hot Adult Contemporary
  WRCL-FM.................                    35-64                           Oldies
  WKHK-FM.................                    25-54                           Country
  WKLR-FM.................                    25-54                           Classic Rock
  WLEE-AM(3)..............                    35-54                           Oldies
ROANOKE-LYNCHBURG VA            105                         1          1
  WYYD-FM.................                    25-54                           Country
  WROV-AM.................                    18-49                           Album Rock
  WRDJ-FM.................                    35-54                           Oldies
  WJJS-FM.................                    25-54                           Contemporary Hits
  WLDJ-FM.................                    35-64                           Oldies
  WJJX-FM.................                    35-54                           Contemporary Hits
  WGMN-FM.................                    25-54                           Album Rock
  WJLM-FM.................                    18-54                           Country
  WVGM-AM.................                    25-54                           Sports/Talk
JACKSON, MS                     119                         1          2
  WJDX-AM.................                    25-54                           Sports
  WKTF-FM.................                    25-54                           Young Country
  WMSI-FM.................                    25-54                           Country
  WSTZ-FM.................                    25-54                           Rock
  WQJQ-FM.................                    35-64                           Classic Top 40

                                                         COMPANY   COMPANY
                            METROPOLITAN     TARGET      REVENUE   AUDIENCE
MARKET AND                  STATISTICAL    DEMOGRAPHIC    SHARE     SHARE
CALL LETTERS(1)             AREA RANK(2)      GROUP      RANK(2)   RANK(2)            FORMAT
---------------             ------------   -----------   -------   --------           ------
PENSACOLA, FL                   121                         1          1
  WMEZ-FM.................                   F25-54                           Soft Adult Contemporary
  WXBM-FM.................                    25-54                           Country
  WWSF-FM.................                    35-54                           Oldies
BILOXI, MS                      137                         1          1
  WKNN-FM.................                    25-54                           Country
  WMJY-FM.................                    25-54                           Adult Contemporary
JACKSON, TN                     262                         1          1
  WTJS-AM.................                    35-64                           News/Talk/Sports
  WTNV-FM.................                    25-54                           Country
  WYNU-FM.................                    25-54                           Classic Rock
STATESVILLE, NC                  NA                        NA         NA
  WFMX-FM.................                    25-54                           Country
  WSIC-AM.................                    35-64                           News/Talk/Sports

---------------

F    Female

M    Male

NA   Information not available.

(1) Actual city of license may be different from metropolitan market served. Market may be different from market definition used under FCC multiple ownership rules. The table does not include any stations owned and operated or programmed by Chancellor Media or other third parties.

(2) Metropolitan Statistical Area Rank, Company Revenue Share Rank and Company Audience Share Rank obtained from BIA Research-Media Access Pro, Version 2.5 Radio Analysis Database (current as of February 24, 1999). Revenue figures based upon 1998 gross revenue for the indicated markets. Company Audience Share Rank obtained from Arbitron's Radio Market Reports, based on average quarter hour estimates for the last available reporting period ending Fall 1998, for the demographic of persons ages 12+, listening Monday through Sunday, 6 a.m. to midnight. To account for listeners lost to other nearby markets, a radio station's "local" audience share is derived by comparing the radio station's average quarter hour share to the total average quarter hour share for all stations whose signals are heard within the metropolitan statistical area, excluding audience share for listeners who listen to stations whose signal originate outside the metropolitan statistical area.

(3) Capstar Radio provides certain sales, programming and marketing services to station WLEE-AM in Richmond, Virginia under an LMA.

COMPETITION; CHANGES IN BROADCASTING INDUSTRY

     The radio broadcasting industry is highly competitive. The success of each of Capstar Radio's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Capstar Radio's stations compete for listeners and advertising revenue directly with other stations as well as with advertising and other media within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of a specific demographic group in each of its markets, Capstar Radio is able to attract advertisers seeking to reach those listeners. In addition to competition for market share, Capstar Radio competes for acquisition opportunities with other radio broadcasting companies, including Jacor Broadcasting Corp., Clear Channel Communications, Inc. and CBS Inc.

     Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. Capstar Radio attempts to improve its competitive position with promotional campaigns aimed at the demographic groups targeted by its stations and by sales efforts designed to attract advertisers.

     Capstar Radio's stations also compete for audiences and advertising revenues within their respective markets directly with other radio stations, as well as with other media such as newspapers, magazines, cable television, outdoor advertising and direct mail. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite, by the internet, and by digital audio broadcast ("DAB"). DAB may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audiotapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

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

     Capstar Radio employs a number of on-air personalities and generally enters into employment agreements with certain of these personalities to protect its interests in those relationships that it believes to be valuable. The loss of certain of these personalities could result in a short-term loss of audience share, but Capstar Radio does not believe that any such loss would have a material adverse effect on Capstar Radio.

FEDERAL REGULATION OF RADIO BROADCASTING

     The ownership, operation and sale of radio stations are subject to extensive regulation by the FCC, which acts under authority granted by the Communications Act of 1934, as amended. Following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies.

     FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. The FCC is required to hold hearings on a station's renewal application if a substantial or material question of fact exists as to whether:

     - the station has served the public interest, convenience and necessity;

     - the licensee has committed serious violations of the Communications Act or the FCC rules; or

     - the licensee has committed other violations that, taken together, constitute a pattern of abuse.

The vast majority of FCC broadcast licenses are routinely renewed, and Capstar Radio has no reason to believe that its licenses will not be renewed at their expiration dates. The non-renewal of one or more licenses could have a material adverse effect on the business of Capstar Radio. Moreover, the laws, policies and regulations of the FCC may change significantly over time and there can be no assurance that those changes will not have a negative effect on Capstar Radio's business.

     Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the proposed licensee, including compliance with the rules limiting common ownership of media properties, the "character" of the proposed licensee and those persons holding "attributable" interests therein, compliance with statutory limitations on foreign ownership, and compliance with other FCC policies.

     The Communications Act and the FCC rules impose specific limits on the number of commercial radio stations Capstar Radio can own in a single market. These rules preclude Capstar Radio from acquiring certain stations that it might otherwise seek to acquire. The rules also effectively prevent Capstar Radio from selling stations in a market to a buyer that has reached its ownership limit in the market. The ownership rules are as follows:

     - in markets with 45 or more commercial radio stations, ownership is limited to eight stations, no more than five of which can be either AM or FM;

     - in markets with 30 to 44 commercial radio stations, ownership is limited to seven stations, no more than four of which can be either AM or FM;

     - in markets with 15 to 29 commercial radio stations, ownership is limited to six stations, no more than four of which can be either AM or FM; and

     - in markets with 14 or fewer commercial radio stations, ownership is limited to five stations or no more than 50% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

     Under the FCC's ownership attribution rules, interests held by Capstar Radio's officers, directors and certain voting stockholders in broadcast stations not owned by Capstar Radio must be counted as if they were owned by Capstar Radio for purposes of applying the FCC's multiple ownership rules. Thomas O. Hicks, the controlling stockholder of Capstar Broadcasting, is the principal stockholder and exercises de facto control over Chancellor Media, which owns and operates or programs 125 radio stations in 23 markets and Puerto Rico. Because Chancellor Media and Capstar Radio have a common attributable stockholder, in markets where both companies own radio stations (e.g., Dallas, Texas) those stations are currently deemed to be commonly owned for purposes of applying the local radio ownership limits.

     Similarly, because Capstar Radio and LIN Television Corporation, a television company controlled by Hicks Muse, have a common attributable stockholder (Thomas O. Hicks), and because Capstar Radio operates radio stations in certain markets where LIN operates television stations, those operations require an FCC waiver of the rule that normally prohibits the same owner from owning a television station and a radio station in the same market (the "one-to-a-market" rule). To date, all required one-to-a-market waivers in regard to LIN and Capstar Radio overlaps have been obtained. The FCC is considering changes to its one-to-a-market rule and waiver policy and to its ownership attribution rules. It is possible, but not at all certain, that revised regulations could require Capstar Radio to divest interests in some stations in order to comply with a more restrictive limit on radio-television cross-ownership in the same market. In general, there can be no assurance that the FCC's existing rules or any newly adopted rules will not have a negative effect on Capstar Radio's business, financial condition and results of operations.

     Finally, the FCC has recently issued public notices suggesting that it may have concerns about radio station acquisitions that would give the acquiring party an excessive share of the radio advertising revenues in a given market or would otherwise result in excessive concentration of ownership. It is not clear how the FCC will proceed in this area or how any policy it may adopt will interact with the review of similar issues by the U.S. Department of Justice ("the DOJ") and the Federal Trade Commission ("FTC").

     Local Marketing Agreements. Capstar Radio has previously entered into what have commonly been referred to as local marketing agreements or LMAs. Under a typical LMA, separately owned and licensed radio stations agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. The FCC's multiple ownership rules specifically permit radio station LMAs, but provide that a licensee or a radio station that provides the programming for more than 15% of the weekly broadcast time on another station in the same market will be considered to have an attributable ownership interest in that station for purposes of the FCC's multiple ownership rules.

     Joint Sales Agreements. Capstar Radio has previously entered into cooperative arrangements commonly known as joint sales agreements or JSAs. Under the typical JSA, a station licensee obtains for a fee the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling licensee of certain sales, accounting and "back office" services to the station whose advertising is being sold. Unlike an LMA, a JSA normally does not involve programming.

     The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore, does not generally regulate joint sales practices between stations. Stations for which a licensee sells time under a JSA are not deemed by the FCC to be attributable interests of that licensee. However, in a pending rulemaking proceeding, the FCC is considering whether to change that policy and make JSAs attributable ownership interests, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with LMAs. If JSAs become attributable interests as a result of changes in the FCC rules, Capstar Radio may be required to terminate JSAs Capstar Radio has with a radio station which Capstar Radio could not own under the FCC's multiple ownership rules.

     Programming and Operation. The Communications Act requires Capstar Radio to serve the "public interest." Capstar Radio is required to present programming that is responsive to issues relevant to a station's community and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time and generally may be considered by the FCC at any time. Capstar Radio must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short term" (less than the full term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Federal Antitrust Laws. In addition to the risks associated with the acquisition of radio stations, Capstar Radio is also aware of the possibility that certain acquisitions it proposes to make may be investigated by the FTC or the DOJ, which are the agencies responsible for enforcing the federal antitrust laws. The agencies have recently investigated several radio station acquisitions where an operator proposed to acquire new stations in its existing markets, including Capstar Radio's proposed acquisition of Triathlon Broadcasting Company. Capstar Radio cannot predict the outcome of any specific DOJ or FTC investigation. Any decision by the FTC or the DOJ to challenge a proposed acquisition could affect the ability of Capstar Radio to consummate the acquisition or to consummate it on the proposed terms.

     For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act"), and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. The DOJ has been the agency involved in all of Capstar Radio's transactions. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then at the conclusion of the initial 30-day period, it will issue a formal request for additional information ("Second Request"). The issuance of a Second Request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a Second Request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues. Such discussions and negotiations can be time-consuming, and the parties may agree to delay consummation of the acquisition during their pendency.

     At any time before or after the consummation of a proposed acquisition, the FTC or the DOJ could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of Capstar Radio. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the FTC or the DOJ under the antitrust laws before or after consummation. In addition, private parties and states may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     Capstar Radio is subject to the following consent decrees and letter agreements with the DOJ:

     - as a result of the acquisition of GulfStar Communications, Inc. in 1997, Capstar Broadcasting is subject to a letter agreement which requires Capstar Broadcasting to notify the DOJ at least 30 days prior to the consummation of an acquisition in the northwest Arkansas area until March 4, 2007;

     - as a result of the acquisition of KRNA-FM in Cedar Rapids, Iowa, Capstar Broadcasting is subject to a letter agreement with the DOJ which requires, until June 1, 2008, Capstar Broadcasting to notify the DOJ at least 30 days prior to the consummation of an acquisition of a radio station license to Johnson or Linn counties in Iowa;

     - Capstar Communications has entered into a consent decree with the DOJ and Chancellor Media with respect to the Long Island, New York market under which Capstar Communications has agreed not to acquire WALK-FM;

     - in connection with the acquisition of SFX Broadcasting, Inc. in 1998, Capstar Broadcasting and Capstar Communications executed a consent decree with the DOJ that, among other things, requires Capstar Broadcasting to give the DOJ notice of any acquisition in the Long Island, New York; Houston, Texas; Pittsburgh, Pennsylvania; Greenville, South Carolina; and Jackson, Mississippi markets at least 30 days prior to the consummation thereof for a period of up to ten years unless Capstar Broadcasting or Chancellor Media do not own stations in these areas at the time of the proposed acquisitions; and

     - as a result of the pending acquisition of Triathlon Broadcasting Company, Capstar Radio has agreed in a letter agreement with the DOJ that, concurrently with the consummation of the Triathlon acquisition, Capstar Radio will sell station KNSS-AM (owned by Capstar Radio) and stations KEYN-FM, KWSJ-FM, KFH-AM and KQAM-AM (owned by Triathlon).

     As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that LMAs, JSAs and other similar agreements customarily entered into in connection with radio station transfers, if such agreements take effect prior to the expiration of the waiting period under the HSR Act, could violate the HSR Act. Furthermore, the DOJ has noted that JSAs may raise antitrust concerns under Section 1 of the Sherman Act and has challenged JSAs in certain locations. To date, none of Capstar Radio's JSAs has been challenged. However, in connection with Capstar Radio's agreement to acquire Triathlon Broadcasting Company, Capstar Radio is aware of an on-going antitrust investigation by the DOJ into JSAs in Spokane, Washington and Colorado Springs, Colorado between Triathlon and Citadel Broadcasting Company. Capstar Radio and Citadel have entered into an agreement involving a swap and sale of radio stations that they believe resolves most of the DOJ's concerns. However, neither Citadel, Triathlon nor Capstar Radio have entered into any consent decree or other agreement with the DOJ that would completely resolve the issues. If Citadel and Capstar Radio are unable to finalize the terms of a consent decree with the DOJ, the DOJ may initiate a lawsuit against Citadel and Triathlon or take other action relating to the JSAs. If a lawsuit is initiated against Triathlon before the acquisition of Triathlon by Capstar Radio, the lawsuit may still be ongoing when Capstar Radio acquires Triathlon.

EMPLOYEES

     As of December 31, 1998, Capstar Radio had a staff of approximately 3,700 full-time employees and approximately 1,400 part-time employees. There are no collective bargaining agreements between Capstar Radio and its employees. Capstar Radio believes that its relations with its employees are good.

RISKS ASSOCIATED WITH BUSINESS ACTIVITIES

  Potential Negative Consequences of Substantial Indebtedness

     As of December 31, 1998, Capstar Radio had outstanding, on a consolidated basis, long-term indebtedness (including current portions) of $1.4 billion, an accumulated deficit of $80.2 million, and stockholder's equity of approximately $1.7 billion.

     The level of Capstar Radio's indebtedness could have several negative consequences to the holders of its 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Capstar Radio Notes") including, but not limited to, the following:

     - much of Capstar Radio's cash flow will be dedicated to debt service and will not be available for other purposes;

     - borrowings under Capstar Radio's credit facility are, and future indebtedness of Capstar Radio may be, subject to variable rates of interest, which expose Capstar Radio to the risk of increased interest rates;

     - the high level of indebtedness limits Capstar Radio's flexibility to deal with changing economic, business and competitive conditions; and

     - Capstar Radio's ability to obtain financing in the future may be limited.

The failure to comply with the covenants in the agreements governing the terms of Capstar Radio's indebtedness could be an event of default and could accelerate the payment obligations and, in some cases, could affect other obligations with cross-default and cross-acceleration provisions.

     Capstar Radio's ability to satisfy its debt service obligations will depend upon its future financial and operating performance. If Capstar Radio cannot satisfy its debt service obligations, it may be forced to find alternative sources of funds by selling assets, restructuring, refinancing debt, or seeking additional equity capital. There can be no assurance that any of these alternative sources would be available on satisfactory terms or at all.

  Restrictions Imposed on Capstar Radio by Terms of Indebtedness

     The senior loan agreements and the indenture governing the debt instruments of Capstar Radio contain covenants that restrict Capstar Radio's ability to:

     - incur additional indebtedness, issue preferred stock, incur liens, pay dividends or make other payments;

     - sell assets;

     - enter into transactions with affiliates; or

     - merge or consolidate with any other person.

Capstar Radio's senior loan agreements also require Capstar Radio to maintain specified leverage rates and interest coverage ratios. Capstar Radio's ability to meet those financial ratios and financial condition tests can be affected by events beyond its control, and there can be no assurance that it will meet those tests. A breach of any of these covenants or failure to meet these financial ratios could result in a default under one or more of the senior loan agreements and the indentures which would allow the lenders to declare all amounts outstanding immediately due and payable. In the case of Capstar Radio's senior loan agreements, if Capstar Radio were unable to repay those amounts, the lenders thereunder could proceed against the collateral granted to them to secure the indebtedness. If the amounts outstanding under the senior loan agreements were accelerated, there can be no assurance that Capstar Radio's assets would be sufficient to repay the amount in full.

  Fixed Charges Negatively Impact Results of Operations

     Capstar Radio had net losses attributable to common stock of $10.4 million, $35.1 million and $45.7 million for the years ended December 31, 1996, 1997 and 1998, respectively. It is expected that current interest and amortization charges and increases thereto relating to acquisitions will have a negative impact on Capstar Radio's results of operations.

  Difficulty of Integrating Acquisitions

     Capstar Radio pursues growth through the acquisition of radio broadcasting companies, radio station groups and individual radio stations primarily in mid-sized markets. Capstar Radio's acquisition strategy involves numerous risks, including increasing interest expense requirements, difficulties in the integration of operations, systems and the management of a large and geographically diverse group of stations, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired stations. This rapid growth through acquisitions has required senior management to spend a considerable amount of time integrating the administrative, operational, and financial resources of Capstar Radio with each newly-acquired radio station. Capstar Radio's future performance and profitability will depend in part on its ability to integrate successfully the operations and systems of acquired radio stations, to hire additional personnel, and to implement necessary enhancements to its management systems to respond to changes in its business. Depending on the nature, size and timing of future acquisitions, Capstar Radio may be required to raise additional financing necessary to consummate its future acquisitions, increasing its debt service obligations. The availability of additional financing cannot be assured. Depending on the terms of the potential acquisition, additional financing may not be permitted under the agreements that govern the outstanding indebtedness of Capstar Radio or additional financing may not be available on terms acceptable to Capstar Radio's management. There can be no assurance that any future acquisitions will not have a material adverse effect on Capstar Radio's financial condition or results of operations.

  Chancellor Media Local Marketing Agreements

     Chancellor Media provides services for eleven of Capstar Radio's stations in large markets under separate LMAs for approximately $49.4 million per year. Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period ending February 20, 2001 with corresponding decreases in the amount of the LMA fees received by Capstar Radio as stations are exchanged. No assurances can be given that stations acquired in exchange for these eleven stations will generate cash flows comparable to the LMA fees received from Chancellor Media, either initially when such stations are acquired or at all. See "Item 13. Certain Relationships and Related Transactions -- Chancellor Exchange Agreement."

  Control of the Company

     Capstar Broadcasting indirectly owns all of the outstanding all of the outstanding common stock of Capstar Radio. Thomas O. Hicks and affiliates of Hicks Muse beneficially own approximately 99.3% of the outstanding Class C Common Stock, representing approximately 94.7% of the total voting power of the outstanding Common Stock. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as its Chairman of the Board. Accordingly, Thomas O. Hicks has a great deal of influence over the management policies of Capstar Broadcasting and therefore Capstar Radio and, subject to certain limited exceptions, all matters submitted to a vote of the holders of the Common Stock. In addition, the combined voting power of Thomas O. Hicks may have the effect of discouraging selected transactions involving an actual or potential change of control of Capstar Radio.

  Potential Conflicts of Interest as a Result of Cross-Ownership

     Thomas O. Hicks is a shareholder, director, principal, managing director or executive officer of various entities affiliated with Hicks Muse, including Chancellor Media, LIN Television Corporation and Sunrise Broadcasting, Inc. Each of these companies is in the business of making significant investments in the broadcasting business and may compete with Capstar Radio for advertising revenues and broadcast related businesses that would be complementary to the business of Capstar Radio. As a result of this cross-ownership of various broadcasting businesses, regulatory and other restrictions may prevent Capstar Radio from acquiring radio stations in markets where Chancellor Media, LIN and Sunrise own or operate broadcasting businesses because of FCC rules. In addition, Hicks Muse has required, and in the future may require, Capstar Radio to divest itself of one or more radio stations in a market to permit the ownership of radio and television broadcast stations in such market by other entities in which Hicks Muse has significant equity interests.

  Competition for Advertising Revenue and Audience Ratings

     Radio broadcasting is a highly competitive business. Capstar Radio's radio stations compete for audiences and advertising revenues with other radio stations, as well as with other media, such as newspapers, magazines, cable television, outdoor advertising, direct mail and the Internet. Audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on Capstar Radio's revenues in that market. For example, another radio station in a market could convert its programming format to a format similar to one of Capstar Radio's stations in that market, a new station in a market could adopt a competitive format or an existing competitor could strengthen its operations and Capstar Radio's stations in that market could suffer a reduction in ratings and/or advertising revenue and could require increased promotional and other expenses. Consequently, Capstar Radio may not be able to maintain or increase its current audience ratings or advertising revenues.

  Potential Effects of Radio Broadcasting Regulation

     The radio broadcasting industry is subject to regulation by various governmental agencies. In particular, under the Communications Act of 1934, as amended, the FCC licenses radio stations and extensively regulates their ownership and operation. Capstar Radio depends on its ability to hold its FCC broadcasting licenses, which are ordinarily issued for eight years and are renewable. Although it is rare for the FCC to deny a license renewal application, there can be no assurance that renewal applications will be approved or that if granted the renewals will not include restrictive conditions or qualifications. In addition, limitations on the ownership of radio stations under the FCC's current rules, or under revised rules being considered by the FCC, could restrict the ability of Capstar Radio to consummate future transactions in certain circumstances and could require that some radio stations be sold.

     For a more detailed explanation of the significant regulatory issues affecting the radio broadcasting industry, see "-- Federal Regulation of Radio Broadcasting."

  Possible Delay in Consummation of the Pending Transactions due to Antitrust Review

     As a result of the recent consolidation of ownership in the radio broadcast industry, the DOJ has been looking closely at acquisitions in the industry, including some of Capstar Radio's transactions. The consummation of each of the pending transactions is, and any of the future transactions contemplated by Capstar Radio will likely be, subject to the notification filing requirements, applicable waiting periods and possible review by the DOJ or the FTC under the HSR Act. DOJ review of certain transactions has caused, and may continue to cause, delays in anticipated closings of certain transaction and, in some cases, any result in attempts by the DOJ to enjoin such transactions or negotiate modifications to the proposed terms. These delays, injunctions or modifications could have a negative effect on Capstar Radio and result in the abandonment of some otherwise attractive opportunities. Although Capstar Radio does not believe that its acquisition strategy as a whole will be adversely affected in any material respect by antitrust review or by additional divestitures that it may have to make as a result of antitrust review, there can be no assurance that this will be the case. See "-- Federal Regulation of Radio Broadcasting -- Federal Antitrust Laws."

  Dependence on Management

     Capstar Radio's business depends upon the continued efforts, abilities and expertise of its executive officers and other key employees, including its regional presidents. Capstar Radio has employment agreements with several key employees, including R. Steven Hicks and its regional presidents. The loss of any of these individuals could have an adverse effect on Capstar Radio's business.

  Do Not Place Undue Reliance on Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "foresee," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including those regarding Capstar Radio's financial position, operating strategy, acquisition strategy, projected costs and plans and objectives of management for future operations are forward-looking statements. The matters discussed in this Risks Associated with Business Activities section and other factors noted throughout this Annual Report on Form 10-K are cautionary statements identifying factors with respect to any such forward-looking statements that could cause actual results to differ materially from those in such forward-looking statements. All forward-looking statements contained herein are expressly qualified in their entirety by such cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date on which this Annual Report on Form 10-K is filed.

ITEM 2. PROPERTIES

     The types of properties required to support each of Capstar Radio's radio stations include offices, studios and transmitter/antenna sites. No one property is material to the overall operations of Capstar Radio. Capstar Radio typically leases its studio and office space with lease terms that expire in five to ten years, although Capstar Radio does own certain facilities. Capstar Radio generally considers its facilities to be suitable and of adequate size for its current and intended purposes. Capstar Radio typically owns its transmitter and antenna sites, although Capstar Radio does lease certain of its transmitter and antenna sites with lease terms that expire in three to 20 years. The transmitter and antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. Capstar Radio does not anticipate any difficulties in renewing any facility or transmitter and antenna site leases or in leasing additional space or sites if required.

     Capstar Radio owns substantially all other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Capstar Radio's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed. All of the owned property, other than transmitter and antenna sites and immaterial real estate interests, secures Capstar Radio's borrowings under its credit facility.

     Capstar Radio maintains its corporate headquarters at 600 Congress Avenue, Suite 1400, Austin, Texas 78701. The telephone number of Capstar Radio is (512) 340-7800.

ITEM 3. LEGAL PROCEEDINGS

     In October 1996, Cardinal Communications Partners, L.P. filed a complaint in the United States District Court, Northern District of Texas, Dallas Division, against SFX Broadcasting, Inc. (the predecessor to Capstar Communications) and other defendants. The complaint concerned Cardinal's sale of radio station KTCK-AM to SFX in 1995. The claims asserted in the complaint included breach of contract, fraud, negligent misrepresentation, quantum meruit and unjust enrichment. The complaint sought declaratory relief, actual and punitive damages and attorneys' fees all in unspecified amount. SFX reached an agreement with

Cardinal effective August 1, 1997, that settled and resolved the claims asserted in the lawsuit. As a result of the settlement agreement, all of the claims have been dismissed against all of the defendants, with prejudice, except for one claim. This claim, alleging breach of contract related to deferred payments which SFX may be required to pay to Cardinal in 1998, was dismissed without prejudice, subject to renewal by Cardinal through an agreed arbitration procedure. In October 1998, the parties completed an arbitration regarding the 1998 deferred payment. In November 1998, the parties settled the claim for approximately $3.1 million, excluding legal fees of approximately $0.2 million.

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the acquisition of SFX to the holders of the Class A common stock of SFX was unfair and that the individual defendants breached their fiduciary duties. Both complaints sought to have the actions certified as class actions and sought to enjoin the SFX acquisition or, in the alternative, monetary damages. The parties agreed that the lawsuits could be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891). On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties reached an agreement providing for a settlement of the lawsuit. Pursuant to the settlement, SFX agreed not to seek an amendment to the SFX merger agreement with Capstar Broadcasting to reduce the consideration to be received by the stockholders of SFX in the SFX acquisition in order to offset the indemnity obligations of SFX Entertainment, Inc., a former subsidiary of SFX. The settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950,000, including all fees and expenses as approved by the court. The settlement is conditioned on completion of confirmatory discovery and court approval. Pursuant to the settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the settlement. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the court:

     - declare that on the exercise of its warrants Capstar Communications transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant;

     - require Capstar Communications to pay 0.2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998;

     - in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial; and

     - award costs and attorneys' fees.

In March 1999, the court issued an opinion dismissing two of Nodding's counts and granting summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment stock per warrant. Capstar Communications intends to continue to defend this action through a motion for reargument and if necessary an appeal.

     On July 24, 1998, in connection with Capstar Radio's pending acquisition of Triathlon Broadcasting Company, Capstar Radio was notified of an action filed on behalf of all holders of depository shares of Triathlon against Triathlon, its directors, and Capstar Radio. The action was filed in the Court of Chancery of the State of Delaware (Civil Action No. 16560) in and for New Castle County, Delaware by Herbert Behrens. The complaint alleges that Triathlon and its directors breached their fiduciary duties to the class of depository shareholders by agreeing to a transaction with Capstar Radio that allegedly favored the Class A common shareholders of Triathlon at the expense of the depository shareholders. Capstar Radio is accused of knowingly aiding and abetting the breaches of fiduciary duties allegedly committed by the other defendants. The complaint seeks to have the action certified as a class action and seeks to enjoin the Triathlon acquisition, or in the alternative, seeks monetary damages in an unspecified amount. On February 12, 1999, the parties signed a Memorandum of Understanding that provides for the settlement of the lawsuit. The amount of the settlement depends upon whether the average closing price for the Class A common stock of Triathlon over the twenty days ending on the date immediately preceding the effective time of the Triathlon acquisition is equal to or lower than $12.60 per share. If the average closing price is equal to or over $12.60 per share, Capstar Radio will pay $0.11 additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. If the average closing price is under $12.60 per share, Capstar Radio will pay $0.37 additional consideration for each depositary share owned by any class member at the effective time of the Triathlon acquisition. Capstar Radio also agreed not to oppose plaintiff's counsel's application for attorney fees and expenses in the aggregate amount of $150,000 if Capstar Radio pays $0.11 additional consideration for each depositary share under the proposed settlement and the aggregate amount of $400,000 if Capstar Radio pays $0.37 additional consideration for each depositary share under the proposed settlement. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval.

     On September 9, 1998, Capstar Radio was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks Muse and the individual directors of Chancellor Media in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Radio as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Radio because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Radio. As Capstar Radio is not a defendant in this action, Capstar Radio has no obligation to appear or participate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Capstar Radio did not submit any matters to a vote of its securityholders during the fourth quarter of the fiscal year ending December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Capstar Radio is not registered under the Securities Act of 1933 or the Securities Act of 1934, as amended, and is not listed on any national securities exchange. As of December 31, 1998, there was no established public trading market for the common stock of Capstar Radio. All of the common stock of Capstar Radio is held by Capstar Partners.

     In 1997 and 1998, Capstar Radio declared and paid cash dividends on their common stock of $9,110 and $245,941, respectively.

     Capstar Radio is a holding company with no significant assets other than the capital stock of their direct and indirect subsidiaries. Consequently, the sole source of cash for Capstar Radio from which to make dividend payments will be dividends distributed or other payments made to it by its operating subsidiaries. The right of Capstar Radio to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of the its subsidiaries. The Company's ability to pay dividends and make other distributions is restricted by the terms of its indebtedness.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

CAPSTAR RADIO BROADCASTING PARTNERS, INC.

     In July 1997, Capstar Radio through a wholly-owned subsidiary merged with GulfStar Communications, Inc. in a transaction between entities under common control which was accounted for in a manner similar to a pooling of interests. The table below presents only the financial data of GulfStar from January 1, 1994 through October 16, 1996, the date Capstar Radio commenced operations. Subsequent to October 16, 1996, the historical financial data of Capstar Radio and GulfStar have been combined.

     The operating and other data in the following table have been derived from the audited consolidated financial statements of Capstar Radio for the years ended December 31, 1996, 1997 and 1998, all of which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Radio for the years ended December 31, 1994 and 1995. The selected balance sheet data in the following table have been derived from the audited consolidated financial statements of Capstar Radio as of December 31, 1997 and 1998 which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Radio as of December 31, 1994, 1995 and 1996.

     Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, noncash compensation expense, LMA fees, and merger, nonrecurring and systems development expense. EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) consists of operating income before depreciation, amortization, noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense. Broadcast cash flow and EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) are discussed because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. You should know that broadcast cash flow and EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"). Accordingly, you should also review Capstar Radio's operating income, cash flows from operating activities and other income or cash flow statements that are prepared in accordance with GAAP. Since broadcast cash flow and EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) are not calculated in accordance with GAAP, you should not compare them to similarly titled information used by other companies.

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1994       1995       1996         1997         1998
                                     --------   --------   ---------   ----------   -----------
                                                       (DOLLARS IN THOUSANDS)
OPERATING DATA:
Net revenue........................  $  9,834   $ 15,797   $  42,866   $  175,445   $   517,467
Station operating expenses.........     6,662     11,737      30,481      122,135       304,565
Corporate expenses.................       339        513       2,300       14,221        23,192
Noncash compensation expense(1)....        --         --       6,176       10,575        21,260
LMA fees...........................       330        341         834        2,519         4,103
Depreciation and amortization......       712      1,134       4,137       26,285        95,948
Merger, nonrecurring and systems
  development expense..............        --         --          --        4,729        12,970
Operating income (loss)............     1,791      2,072      (1,062)      (5,019)       55,429
Interest expense...................       635      3,737       6,230       28,040        87,794
Net income (loss)..................       645      1,570      (9,052)     (28,007)      (45,673)
Net income (loss) attributable to
  common stock.....................       645      1,562     (10,402)     (35,078)      (45,673)
OTHER DATA:
Broadcast cash flow................  $  3,172   $  4,060   $  12,385   $   53,310   $   212,902
Broadcast cash flow margin.........      32.3%      25.7%       28.9%        30.4%         41.1%
EBITDA (before noncash compensation
  expense, LMA fees and merger,
  nonrecurring and systems
  development expense).............  $  2,833   $  3,547   $  10,085   $   39,089   $   189,710
Cash flows related to:
Operating activities...............     1,833      1,259      (1,390)      12,108           (18)
Investing activities...............   (11,531)   (19,648)   (153,467)    (476,556)   (1,187,818)
Financing activities...............    10,325     17,696     163,798      526,006     1,134,234
Capital expenditures...............     1,192        495       2,115        9,051        44,798
BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents..........  $    913   $    220   $   9,161   $   70,719   $    17,117
Intangible and other assets, net...    15,094     39,003     342,558      876,599     4,243,416
Total assets.......................    20,991     49,000     399,642    1,096,872     4,641,361
Long-term debt, including current
  portion..........................    18,719     37,427     156,170      427,580     1,439,542
Redeemable preferred stock.........        --        758      23,098           --       148,669
Total stockholders equity..........       970      2,563     127,920      461,315     1,746,265

---------------

(1) Consists of noncash compensation charges resulting from the grant of warrants, options and stock subscriptions.

SFX BROADCASTING, INC.

     In May 1998, Capstar Broadcasting acquired SFX Broadcasting, Inc. (renamed Capstar Communications).

     The operating and other data in the following table have been derived from the audited consolidated financial statements of Capstar Communications for the years ended December 31, 1996, 1997 and 1998, all of which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Communications for the years ended December 31, 1994 and 1995. The selected balance sheet data in the following table have been derived from the audited consolidated financial statements of Capstar Communications as of December 31, 1997 and 1998 which are included elsewhere in this Annual Report on Form 10-K, and from the audited consolidated financial statements of Capstar Communications as of December 31, 1994, 1995 and 1996.

     Broadcast cash flow consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, corporate expenses, settlement of options and warrants, LMA fees and nonrecurring and unusual charges. EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) consists of operating income before depreciation, amortization, duopoly integration costs and acquisition related costs, LMA fees and nonrecurring and unusual charges. Broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) are discussed because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. Broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) are not measures of performance calculated in accordance with GAAP. Accordingly, you should also review Capstar Communications' statements of operations and cash flows that are prepared in accordance with GAAP. Since broadcast cash flow and EBITDA (before settlement of options and warrants, LMA fees, nonrecurring and unusual charges and income (loss) from operations to be distributed to shareholders) are not calculated in accordance with GAAP, you should not compare them to similarly titled information used by other companies.

                                                       YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                        1994       1995       1996         1997         1998
                                      --------   --------   ---------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue.......................  $ 55,556   $ 76,830   $ 143,061   $  270,364   $  353,638
  Station operating expenses........    33,956     51,039      92,816      167,063      192,235
  Corporate expenses................     2,964      3,797       6,261        6,837        8,745
  Depreciation, amortization,
     duopoly integration costs and
     acquisition related costs......     5,873      9,137      17,311       38,232       73,353
  Nonrecurring and unusual charges,
     including adjustments to
     broadcast rights agreements....        --      5,000      28,994       20,174       35,425
  Operating income (loss)...........    12,763      7,857      (2,373)      37,434      (31,305)
  Interest expense..................    (9,332)   (12,903)    (34,897)     (64,506)     (67,072)
  Net income (loss).................     1,836     (4,396)    (50,852)     (21,247)    (191,255)
  Net income (loss) attributable to
     common stock...................     1,488     (4,687)    (56,913)     (59,757)    (218,298)
OTHER DATA:
  Broadcast cash flow...............  $ 21,600   $ 25,791   $  50,245   $  103,301   $  161,403
  Broadcast cash flow margin........      38.9%      33.6%       35.1%        38.2%        45.6%
  EBITDA (before settlement of
     options and warrants, LMA fees,
     nonrecurring and unusual
     charges and income (loss) from
     operations to be distributed to
     shareholders)..................  $ 18,636   $ 21,994   $  43,984   $   96,464   $  152,658
  Cash flows related to:
     Operating activities...........     1,174        499     (13,447)       5,047       60,308
     Investing activities...........    (6,184)   (25,697)   (470,513)    (499,051)    (540,000)
     Financing activities...........    (2,083)    33,897     502,668      494,068      547,619
  Capital expenditures..............     1,951      3,261       3,224       12,409       17,049

                                                       YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                        1994       1995       1996         1997         1998
                                      --------   --------   ---------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Cash and cash equivalents.........  $  3,194   $ 11,893   $  10,601   $   24,686   $   11,391
  Intangible and other assets,
     net............................   102,152    129,543     664,103    1,039,394    3,323,486
          Total assets..............   145,808    187,337     859,327    1,375,615    3,526,641
          Total debt and capital
            lease obligations.......    81,516     81,850     481,460      764,702      698,589
  Redeemable preferred stock........     2,466      3,285     152,053      375,796      148,669
          Total stockholders'
            equity..................    48,856     83,061      94,517       74,825    1,614,550

COMMODORE MEDIA, INC.

     In October 1996, Capstar Partners acquired Commodore Media, Inc. (renamed Capstar Radio Broadcasting Partners, Inc.) in its initial acquisition. The operating and other data in the following table has been derived from the audited consolidated financial statements of operations and cash flows of Commodore Media, Inc. and Subsidiaries for the year ended December 31, 1995, and for the period from January 1, 1996 to October 16, 1996, both of which are included elsewhere in this Annual Report on Form 10-K, and from audited consolidated financial statements of Commodore Media, Inc. for the year ended December 31, 1994. The selected balance sheet data in the following table has been derived from the audited consolidated financial statements of Commodore Media, Inc. as of December 31, 1994 and 1995.

     Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, LMA fees and noncash compensation expense. EBITDA (before noncash compensation expense and LMA fees) consists of operating income before depreciation, amortization, LMA fees and noncash compensation expense. Broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees) are discussed because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. You should know that broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees) are not measure of performance calculated in accordance with GAAP. Accordingly, you should also review Capstar Radio's operating income, cash flows from operating activities and other income or cash flow statements that are prepared in accordance with GAAP. Since broadcast cash flow and EBITDA (before noncash compensation expense and LMA fees) are not calculated in accordance with GAAP, you should not compare them to similarly titled information used by other companies.

                                                                      COMMODORE MEDIA, INC.
                                                             ---------------------------------------
                                                                                         JANUARY 1,
                                                             YEAR ENDED DECEMBER 31,       1996 --
                                                             ------------------------    OCTOBER 16,
                                                                1994          1995         1996(1)
                                                             ----------    ----------    -----------
                                                                     (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net revenue..............................................   $ 26,225      $ 30,795      $ 31,957
  Station operating expenses...............................     16,483        19,033        21,291
  Depreciation and amortization............................      2,145         1,926         2,158
  Corporate expenses.......................................      2,110         2,051         1,757
  Other expense(2).........................................      2,180         2,007        13,834
  Operating income (loss)..................................      3,307         5,778        (7,083)
  Interest expense.........................................      3,152         7,806         8,861
  Net loss.................................................       (527)       (2,240)      (17,836)
OTHER DATA:
  Broadcast cash flow......................................   $  9,742      $ 11,762      $ 10,666
  Broadcast cash flow margin...............................       37.1%         38.2%         33.4%
  EBITDA...................................................   $  7,632      $  9,711      $  8,909
  Cash flows related to:
     Operating activities..................................      4,061         1,245         1,990
     Investing activities..................................        (50)       (4,408)      (34,358)
     Financing activities..................................     (2,855)       12,013        26,724
  Capital expenditures.....................................        623           321           449
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents................................   $  2,042      $ 10,891
  Intangible and other assets, net.........................     21,096        27,422
  Total assets.............................................     36,283        52,811
  Long-term debt, including current portion................     36,962        66,261
  Redeemable preferred stock...............................      8,414            --
  Total stockholders' deficit..............................    (18,038)      (18,555)

---------------

(1) Represents the results of operations of Commodore Media, Inc. for the period from January 1, 1996 through October 16, 1996.

(2) In 1996, other expense consists of merger-related compensation charges in connection with Capstar Partners' acquisition of Commodore Media, Inc. Such expenses are not expected to recur. In 1994 and 1995 other operating expenses consist of non-cash compensation charges resulting from the grant of employee options, warrants, and stock subscriptions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     In Management's Discussion and Analysis management explains the general financial condition and the results of operation of Capstar Radio including:

     - what factors affect Capstar Radio's business;

     - what Capstar Radio's earnings and costs were in 1998 and 1997;

     - why those earnings and costs were different from the year before;

     - where Capstar Radio's earnings come from;

     - how all of this affects Capstar Radio's overall financial condition;

     - what Capstar Radio's expenditures for acquisitions and other capital needs were in 1998 and what management expects them to be in 1999; and

     - where cash will come from to pay for future capital expenditures and debt service obligations.

     As you read this Management's Discussion and Analysis, it may be helpful to refer to Capstar Radio's Consolidated Financial Statements on pages F-2 through F-35, which present the results of operations for 1998, 1997 and 1996. In Management's Discussion and Analysis, management analyzes and explains the annual changes in the specific line items in the consolidated statements of operations and other data. You should know that these changes are not historically comparable because of the numerous acquisitions and dispositions that Capstar Radio has completed in 1997 and 1998. Management's analysis may be important to you in making decisions about your investments in Capstar Radio.

     Capstar Broadcasting and Chancellor Media have agreed to merge. The merger is discussed in more detail in "Item 1. Business -- The
Transactions -- Chancellor Merger." The merger with Chancellor Media may impact many of the matters discussed in this Management's Discussion and Analysis, including earnings, results of operations, expenses, liquidity and capital resources.

     Management believes that it is important to discuss advertising revenues and seasonal fluctuations of advertising revenues, two factors that have a strong influence on Capstar Radio's business performance:

     - ADVERTISING REVENUES. Capstar Radio's revenues are derived primarily from the sale of time to local and national advertisers. These revenues are affected by the advertising rates that Capstar Radio is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Capstar Radio attempts to maximize revenues for each of its stations by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

     - SEASONALITY. Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Advertising expenditures are typically lowest in the first calendar quarter and highest in the second and fourth calendar quarters of each year. Capstar Radio's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, Capstar Radio's ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

     In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) because they are measures widely used in the broadcasting industry to evaluate a radio company's operating performance. Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, LMA fees, noncash compensation expense and merger, nonrecurring and systems development expense. EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) consists of operating income before depreciation, amortization, LMA fees, noncash compensation expense and merger, nonrecurring and systems development expense. You should know that broadcast cash flow and EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) are not measures of performance calculated in accordance with GAAP. Accordingly, you should also review Capstar Radio's operating income, cash flows from operating activities and other income or cash flow statements that are prepared in accordance with GAAP.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Revenue. Net revenue increased $342.0 million or 194.9% to $517.4 million in the year ended December 31, 1998 from $175.4 million in the year ended December 31, 1997. This increase was attributable to the acquisitions of radio stations and revenue generated from JSAs and LMAs entered into during the year ended December 31, 1998. On a same station basis, for stations owned or operated as of December 31, 1998, net revenue increased $66.8 million or 11.7% to $637.7 million from $570.9 million in the year ended December 31, 1997. The increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $182.5 million or 149.4% to $304.6 million in the year ended December 31, 1998 from $122.1 million in the year ended December 31, 1997. On a same station basis, for stations owned or operated as of December 31, 1998, operating expenses increased $16.8 million or 4.8% to $351.4 million from $368.2 million in the year ended December 31, 1997. As a percent of revenue, historical operating expenses have declined from 69.6% in 1997 to 58.9% in 1998 as a result of (i) cost savings measures implemented by Capstar Radio in connection with its acquisitions and
(ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $9.0 million or 63.1% to $23.2 million in the year ended December 31, 1998 from $14.2 million in the same period during 1997 primarily as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $69.6 million or 265.0% to $95.9 million in the year ended December 31, 1998 from $26.3 million in the same period in 1997 primarily due to radio station acquisitions consummated in 1998. Noncash compensation expense related to certain options, warrants and stockholder non-recourse notes increased $10.7 million or 101.0% to $21.3 million in 1998 from $10.6 million in 1997 due to an increase in the fair value of the Capstar Broadcasting Class A Common Stock. In 1998, Capstar Radio recorded merger, nonrecurring and systems development expense of $12.9 million which consisted of (i) $8.1 million of investment banking, legal and other expense related to the pending merger with Chancellor Media, (ii) $2.1 million of expense, primarily legal, accounting and severance costs associated with acquisitions and legal reorganization, (iii) $1.4 million consisting primarily of startup costs associated with Capstar Radio's sales training initiative and (iv) $1.3 million of current state assessment, business process reengineering and training expense incurred in connection with Capstar Radio's development of the Galaxy(TM) system. In 1997, Capstar Radio recorded merger, nonrecurring and systems development expense of $4.7 million which consisted of investment banking, legal and transaction fees related to the acquisition of GulfStar Communications, Inc.

     Other Income (Expense). Interest expense increased $59.8 million or 213.1% to $87.8 million in the year ended December 31, 1998 from $28.0 million in the same period in 1997 primarily due to the interest expense associated with indebtedness incurred in connection with Capstar Radio's acquisitions. In 1998, an extraordinary loss of $7.3 million on extinguishment of debt was recorded relating to Capstar Radio's refinancing of its previous credit facility with a new credit facility in the second quarter of 1998 and Capstar Radio purchasing all of the outstanding shares of its 13 1/4% Senior Subordinated Notes due 2003 of Commodore Media, Inc. (the "13 1/4% Capstar Radio Notes"). In 1997, an extraordinary loss of $2.4 million was recorded relating to the write-off of deferred financing fees associated with the GulfStar Communications, Inc. credit facility which was refinanced during the period.

     Net Loss. As a result of the factors described above, net loss increased $17.7 million to a $45.7 million net loss in the year ended December 31, 1998 from a $28.0 million net loss in the year ended December 31, 1997.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $159.6 million or 299.4% to $212.9 million in the year ended December 31, 1998 from $53.3 million in the year ended December 31, 1997. The broadcast cash flow margin was 41.1% in the year ended December 31, 1998 as compared to 30.4% in the same period in 1997. On a same station basis, for stations owned or operated as of December 31, 1998, broadcast cash flow increased $50.0 million or 22.8% to $269.6 million from $219.6 million in the year ended December 31, 1997.

     EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense). As a result of the factors described above, EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) increased $150.6 million or 385.3% to $189.7 million in the year ended December 31, 1998 from $39.1 million in the year ended December 31, 1997. The EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development) margin increased to 36.7% in 1998 from 22.3% in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Revenue. Net revenue increased $132.5 million or 309.3% to $175.4 million in the year ended December 31, 1997 from $42.9 million in the year ended December 31, 1996. This increase was attributable to the acquisition of radio stations and revenue generated from JSAs and LMAs entered into during the year ended December 31, 1997. On a same station basis, for stations owned or operated as of December 31, 1997, net revenue increased $9.0 million or 4.2% to $223.5 million from $214.5 million in the year ended December 31, 1996. This increase was primarily attributable to growth in the sale of time to local and national advertisers.

     Station Operating Expenses. Station operating expenses increased $91.6 million or 300.7% to $122.1 million in the year ended December 31, 1997 from $30.5 million in the year ended December 31, 1996. The increase was primarily attributable to the station operating expenses of the radio station acquisitions and the JSAs and the LMAs entered into during the year ended December 31, 1997. On a same station basis, for stations owned or operated as of December 31, 1997, operating expenses decreased $1.4 million or 0.9% to $157.6 million from $159.0 million in the year ended December 31, 1996. As a percent of revenue, historical operating expenses declined from 71.1% in 1996 to 69.6% in 1997 as a result of
(i) cost savings measures implemented by Capstar Radio in connection with its acquisitions and (ii) the spreading of fixed costs over a larger revenue base.

     Corporate Expenses. Corporate expenses increased $11.9 million or 518.3% during 1997 to $14.2 million from $2.3 million in 1996 as a result of higher salary expense for additional staffing.

     Other Operating Expenses. Depreciation and amortization increased $22.1 million or 535.4% to $26.2 million in 1997 from $4.1 million in 1996 primarily due to radio station acquisitions consummated in 1997. LMA fees increased $1.7 million, or 202.0%, to $2.5 million in the year ended December 31, 1997 from $800,000 in the year ended December 31, 1996. Noncash compensation expense increased $4.4 million or 71.2% to $10.6 million in the year ended December 31, 1997 from approximately $6.2 million in the year ended December 31, 1996 due to compensation charges in connection with warrants issued to R. Steven Hicks and certain stock subscriptions. In 1997, Capstar Radio recorded merger, nonrecurring and systems development expense of $4.7 million which consisted of investment banking, legal and transaction fees related to the acquisition of Gulfstar Communications, Inc.

     Other Income (Expense). Interest expense increased $21.8 million or 350.1% to $28.0 million in the year ended December 31, 1997 from $6.2 million during the same period in 1996 primarily due to indebtedness incurred in connection with Capstar Radio's acquisitions.

     Net Loss. As a result of the factors described above, net loss increased $18.9 million in the year ended December 31, 1997 to a net loss of $28.0 from a net loss of $9.1 million in the year ended December 31, 1996.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $40.9 million or 330.4% to $53.3 million in the year ended December 31, 1997 from $12.4 million in the year ended December 31, 1996. The broadcast cash flow margin was 30.4% in the year ended December 31, 1997 as compared to 28.9% in the same period in 1996. The inclusion of broadcast cash flow from acquisitions and the JSAs and the LMAs accounted for $40.1 million of the increase. On a same station basis, for stations owned or operated as of December 31, 1997, broadcast cash flows increased $10.4 million or 18.8% to $65.9 million from $55.5 million in year ended December 31, 1996.

     EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense). As a result of the factors described above, EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) increased $29.0 million or 287.6% to $39.1 million in the year ended December 31, 1997 from $10.1 million in the year ended

December 31, 1996. The EBITDA (before noncash compensation expense, LMA fees and merger, nonrecurring and systems development expense) margin decreased to 22.3% in 1997 from 23.5% in 1996 as a result of higher corporate expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

     Capstar Radio's acquisition strategy requires a great deal of capital. Capstar Radio has historically used the proceeds of bank debt, debt offerings, and cash flow from operations to fund the implementation of its acquisition strategy. Capstar Radio's business has generated sufficient cash flow from operations to finance its existing operations and debt service requirements, and management anticipates that this will continue to be the case. A brief summary of Capstar Radio's outstanding debt or preferred equity instruments follows.

     In June 1997, Capstar Radio issued the 9 1/4% Capstar Radio Notes. As of December 31, 1998, the outstanding principal balance was $199.3 million. Capstar Radio pays interest payments of $9.3 million on the 9 1/4% Capstar Radio Notes semi-annually on January 1 and July 1 of each year. The 9 1/4% Capstar Radio Notes mature on July 1, 2007.

     In April 1998, Capstar Radio purchased all of the outstanding 13 1/4% Capstar Radio Notes for an aggregate purchase price of $90.2 million, including a $10.7 million purchase premium and $2.7 million of accrued interest.

     In addition to the financing described above, Capstar Radio has assumed the outstanding indebtedness of some of the companies that it has acquired. In May 1998, the obligations of SFX Broadcasting, Inc. under its 10 3/4% Senior Subordinated Notes due 2006 (the "10 3/4% CCI Notes") and the 11 3/8% Senior Subordinated Notes due 2000 (the "11 3/8% CCI Notes") remained outstanding after the acquisition of SFX (renamed Capstar Communications). In July 1998, Capstar Communications redeemed $154.0 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172.8 million, including a $16.6 million redemption premium and $2.2 million of accrued interest. Because the acquisition resulted in a change of control, Capstar Communications was required to make an offer to purchase all of the 10 3/4% CCI Notes and the CCI 11 3/8% Notes. In July 1998, Capstar Communications purchased $1.9 million aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1.9 million, including a $18,000 purchase premium and $31,000 of accrued interest. The carrying value of the 10 3/4% CCI Notes approximated their face value at the date of redemption. Capstar Communications did not purchase any 11 3/8% CCI Notes. Capstar Communications pays interest of approximately $15.9 million on the 10 3/4% CCI Notes semi-annually on May 15 and November 15 of each year. The 10 3/4% CCI Notes mature on May 15, 2006. Capstar Communications pays interest of approximately $32,000 on the 11 3/8% CCI Notes semi-annually on April 1 and October 1 of each year. The 11 3/8% CCI Notes mature on October 1, 2000. As of December 31, 1998, the outstanding principal balances were $294.1 million and $566,000 on the 10 3/4% CCI Notes and 11 3/8% CCI Notes, respectively.

     Upon completion of the acquisition of Capstar Communications, 2,392,022 shares of SFX's Series E Cumulative Exchangeable Preferred Stock ("CCI Series E Preferred Stock") remained outstanding at Capstar Communications. Capstar Communications is required to pay dividends on the CCI Series E Preferred Stock semi-annually on January 15 and July 15 of each year at the rate per share of $12.625 per year. Until January 15, 2002, Capstar Communications may pay dividends either in cash or in additional shares of CCI Series E Preferred Stock. Since July 15, 1998, Capstar Communications has paid the required dividend by issuing additional shares. Capstar Communications intends to continue to pay the dividend in additional shares, rather than cash, through January 15, 2002. In July 1998, Capstar Communications redeemed 1,196,011 shares of CCI Series E Preferred Stock for an aggregate purchase price of $141.8 million, including a $15.1 million redemption premium and $7.0 million of accrued dividends. The carrying value of the CCI Series E Preferred Stock approximated its fair value at the rate of redemption. Because the acquisition of Capstar Communications resulted in a change of control, Capstar Communications was required to make an offer to purchase all of the CCI Series E Preferred Stock. In July 1998, Capstar Communications purchased 5,004 shares of the CCI Series E Preferred Stock for an aggregate purchase price of $536,000, including a $5,000 purchase premium and $31,000 of accrued dividends. As of March 1, 1999,

1,346,091 shares of the CCI Series E Preferred Stock were issued and outstanding with a liquidation preference equal to $100.00 per share or approximately $134.6 million.

     In addition to the debt and equity described above, Capstar Partners has entered into a credit facility under which Capstar Radio is the borrower. The credit facility consists of a $500 million revolving loan, a $450 million A Term Loan and a $400 million B Term Loan. Pursuant to the credit facility and subject to bank availabilities and approvals, Capstar Radio may request additional term loans and revolving credit loans in an aggregate amount up to $550 million. The interest rate under the credit facility is a floating rate. On March 1, 1999, Capstar Radio had borrowings of approximately $909.0 million outstanding under the Capstar Partners credit facility comprised of $62.0 million in revolving loans, $450.0 million under the A Term Loan and $397.0 million under the B Term Loan, with a weighted average effective interest rate of 7.3% per annum. On March 1, 1999, $427.2 million was available for borrowing, subject to the financial covenants contained in the credit facility and the indentures that govern the indebtedness of Capstar Radio and its subsidiaries. Beginning August 31, 1999, the A Term Loan will require scheduled annual principal payments, payable quarterly, of $45 million for the first year, $67.5 million in the second and third years, $90 million for the fourth and fifth years, and two quarterly payments of $45 million during the final year commencing August 31, 2004. The B Term Loan requires scheduled annual principal payments, payable quarterly, of $4 million in years 1999 through 2003, $180 million in 2004 and $200 million in 2005.

     In connection with the spin-off of SFX Entertainment, Inc., Capstar Communications incurred an estimated federal income tax liability of approximately $93.0 million. SFX Entertainment, Inc. indemnified Capstar Communications for approximately $93.0 million of such estimated tax liability. The full estimated indemnity obligation of SFX Entertainment, Inc. has been satisfied. These estimated federal income taxes were paid in full on March 15, 1999.

     Chancellor Media is providing services for eleven large market stations under separate LMAs with Capstar Broadcasting for approximately $49.4 million per year. In addition, Chancellor Media has agreed to acquire such stations in exchange for radio stations to be identified by Capstar Broadcasting over a three-year period beginning in May 1998, with corresponding decreases in the amount of the LMA fees as stations are exchanged. In 1998, Chancellor Media paid Capstar Broadcasting approximately $28.8 million in LMA fees. During 1999, Capstar Broadcasting expects to receive approximately $49.4 in LMA fees from Chancellor Media. During the pendency of the merger with Chancellor Media, Capstar Broadcasting does not anticipate effecting any exchanges with Chancellor Media. Chancellor Media is currently assessing whether the terms of the letter agreement will be modified upon the consummation of the merger with Chancellor Media. See "Item 13. Certain Relationships and Related
Transactions -- Chancellor Exchange Agreement."

     In addition to debt service and tax liabilities, Capstar Radio's principal liquidity requirements in 1999 will be for working capital and general corporate purposes, including capital expenditures estimated at $42.0 million, to consummate its pending acquisitions and, as appropriate opportunities arise, to acquire additional radio stations or complementary broadcast-related businesses. Capstar Radio believes that the disposition of certain assets, cash from operating activities, LMA fees from Chancellor Media, together with available revolving credit borrowings under the credit facility, should be sufficient to permit Capstar Radio to meet its obligations. In the future, Capstar Radio may require additional financing, either in the form of additional debt or equity securities. Capstar Radio evaluates potential acquisition opportunities on an on-going basis and has had, and continues to have, preliminary discussions concerning the purchase of additional stations. Capstar Radio expects that in connection with the financing of future acquisitions, it may consider disposing of stations in its current markets.

     Capstar Radio is a holding company with no significant assets other than the capital stock of its direct and indirect subsidiaries. Consequently, its sole source of cash from which to service indebtedness is dividends distributed or other payments made to it by its operating subsidiaries. The instruments governing Capstar Radio's indebtedness contain certain covenants that restrict or prohibit the ability of subsidiaries to pay dividends and make other distributions. These restrictions are not anticipated to have an impact on Capstar Radio's ability to meet its cash obligations.

     Net cash (used in) provided by operating activities was approximately $18 thousand and $12.1 million for the years ended December 31, 1998 and 1997, respectively. Changes in Capstar Radio's net cash provided by operating activities are primarily the result of completed acquisitions and station operating agreements entered into during the periods and their effects on income from operations and working capital requirements.

     Net cash used in investing activities was $1,187.8 million and $476.6 million for the years ended December 31, 1998 and 1997, respectively. Net cash provided by financing activities was $1,134.2 million and $526.0 million for the years ended December 31, 1998 and 1997, respectively. These cash flows primarily reflect borrowings, Capstar Broadcasting's initial public offering, capital contributions and expenditures for stations acquisitions and dispositions.

RECENT PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue concerns the inability of computer programs and embedded computer chips to properly recognize and process date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail causing a disruption in the operations of a company.

     A company-wide inventory and assessment of Capstar Radio's systems and operations began in December 1996, and is continuing, to identify any software or hardware systems, equipment with embedded chips or processors, and non-information technology systems, such as telephone, voicemail and HVAC systems, which do not properly recognize dates after December 31, 1999. Concurrently with its company-wide assessment, Capstar Radio is developing and is in the process of implementing its Year 2000 compliance program. Capstar Radio is utilizing both internal and external resources to identify its mission critical systems and, upon identification, to remediate or replace and test systems for Year 2000 compliance. In addition, as part of its acquisition and consolidation strategy, Capstar Radio assesses and, as necessary, remediates or replaces the systems of acquired companies and stations with Year 2000 compliant systems.

     Initially, Capstar Radio has identified StarSystem(TM), its digital automation systems, its advertising scheduling and billing systems and its accounting systems as the mission critical systems to evaluate for Year 2000 compliance. The list of Capstar Radio's mission critical systems may be expanded, however, upon completion of its company-wide inventory and assessment. If remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on Capstar Radio's results of operations and financial condition.

     Management has determined that the software underlying StarSystem(TM) is Year 2000 compliant. StarSystem's(TM) wide area computer network is, however, dependent on the systems of Capstar Radio's telecommunications services providers. Capstar Radio has sent a questionnaire to each of its telecommunications services providers asking it to update Capstar Radio on the status of its Year 2000 compliance. Until such questionnaires are returned and reviewed, Capstar Radio will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk.

     Management has been assured by its vendors that Capstar Radio's digital automation systems are Year 2000 compliant. Capstar Radio has tested over 50% of these systems to insure their Year 2000 compliance and expects to complete testing of all of these systems by the end of 1999.

     Capstar Radio employs advertising scheduling and billing systems at each of its stations. Capstar Radio has received Year 2000 compliance certificates from the vendors providing the software applications underlying Capstar Radio's existing advertising scheduling and billing systems, certifying that such applications are Year 2000 compliant. Not all of the hardware underlying Capstar Radio's existing advertising scheduling and billing systems are Year 2000 compliant. As part of Capstar Radio's capital improvement program, the Galaxy(TM) system, which is Year 2000 compliant, will replace Capstar Radio's existing advertising scheduling and billing systems. Management began installation of the Galaxy(TM) system at its stations in March 1999 and is scheduled to complete the installation of the Galaxy(TM) system at substantially all of its stations by December 1, 1999. To insure Year 2000 compliance of its advertising scheduling and billing systems, management intends to begin replacement of noncompliant hardware with Year 2000 compliant hardware in the 18 markets in which Capstar Radio operates that are not scheduled to have the Galaxy(TM) system installed until the third quarter of 1999. Management estimates that such hardware replacements will be completed by the end of July 1999 at a total cost of approximately $90,000.

     Capstar Radio utilizes purchased software programs for its financial applications and office automation. Capstar Radio has received Year 2000 compliance certificates from the vendors providing these software packages, certifying that such packages are Year 2000 compliant. Capstar Radio is currently testing these systems to insure their Year 2000 compliance.

     Capstar Radio has determined that some of its telephone systems are not Year 2000 compliant. As part of Capstar Radio's Year 2000 compliance efforts and its capital improvement program, management intends to remediate or replace such telephone systems by the end of September 1999 at a current estimated cost of approximately $150,000.

     In addition to identifying, assessing and remediating or replacing its mission critical systems, Capstar Radio is assessing its exposure from external sources to Year 2000 failures. Capstar Radio relies on third-party providers for key services such as telecommunications and utilities. Interruption of these services could, in management's view, have a material adverse impact on the operations of Capstar Radio. Capstar Radio has begun sending questionnaires to each of these and other significant third party providers asking them to update Capstar Radio on the status of their Year 2000 compliance. Until those questionnaires are returned and reviewed, Capstar Radio will be unable to fully assess the potential for disruption in its programming and operations arising from this third party risk. If Capstar Radio does not receive reasonable assurances regarding Year 2000 compliance from any provider of these services, Capstar Radio will then develop contingency plans, to the extent possible, to address its exposure.

     Costs specifically associated with ensuring that Capstar Radio's systems and the systems of third parties on which Capstar Radio is dependent are Year 2000 compliant are currently expected to be approximately $1.0 million, of which $600,000 has been incurred to date. The costs of developing and installing the Galaxy(TM) system are not included in this amount because such system is being developed and installed for primarily operational, and not Year 2000 compliance, reasons. These cost estimates are subject to change once Capstar Radio has fully assessed its systems and responses are obtained from third party vendors and service providers. Any change in cost may be material. Funding of these costs is anticipated to come from cash flows generated by business operations and/or borrowings under Capstar Radio's credit facility.

     Capstar Radio is in the process of identifying the most reasonably likely worst case scenarios that may affect its operations due to Year 2000 noncompliance of Capstar Radio's systems or the systems of third parties. Initially, Capstar Radio believes that the failure of its advertising scheduling and billing systems and the temporary loss of power at some of its stations due to Year 2000 noncompliance are the most reasonably likely worst case scenarios. Many of Capstar Radio's stations and transmitter sites currently have on-site generators in the event of power outages. As part of Capstar Radio's capital improvement program, management has begun installation of generators at each of its remaining stations and transmitter sites and expects to have approximately 98% coverage of its stations and transmitter sites by year end. Capstar Radio believes that the installation of the Galaxy(TM) system or the upgrade of the hardware on its existing advertising scheduling and billing systems and the installation of generators at substantially all of its stations will resolve possible disruptions in the business operations of Capstar Radio that would result from such risks. Capstar Radio may identify additional worst case scenarios once it has fully assessed its mission critical systems and obtained responses from third party vendors and service providers. Capstar Radio expects to develop other contingency plans to mitigate the possible disruption in business operations that may result from Capstar Radio's systems or the systems of third parties that are not Year 2000 compliant.

     Based on the nature of Capstar Radio's business and dispersed geographical locations, Capstar Radio believes that it may experience some disruption in its business due to the impact of the Year 2000 issue. Management presently believes, however, that Capstar Radio is taking appropriate steps to assess and control its Year 2000 issues. If Capstar Radio does not complete all phases of its Year 2000 compliance program and remediations or replacements are not made, are not completed on time, or are insufficient to prevent systems failures or other disruptions, the Year 2000 issue could have a material adverse impact on Capstar Radio's results of operations and financial condition. Capstar Radio does not currently have any contingency plans in the event that it does not complete all phases of its Year 2000 compliance program. Capstar Radio is continually assessing the status of completion of its Year 2000 compliance program and, as necessary, will determine whether any such contingency plans are necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of Capstar Radio due to adverse changes in financial and commodity market prices and rates. Capstar Radio is exposed to market risk in the areas of changes in the United States and international borrowing rates (i.e. prime rate or LIBOR).

INTEREST RATE RISK MANAGEMENT

     In January 1997, Capstar Radio entered into an interest rate swap agreement (a derivative instrument) designated as a partial hedge of Capstar Radio's portfolio of variable rate debt. The purpose of the swap is to reduce certain exposures to interest rate fluctuations. At December 31, 1998, this interest rate swap had a notional amount of $26.0 million, and a portfolio of variable rate debt outstanding in the amount of $909.0 million. Under this agreement, Capstar Radio is receiving a weighted-average variable rate equal to LIBOR and paying a weighted-average fixed interest rate of 6.34%. The weighted-average LIBOR rate applicable to this agreement was 5.07% at December 31, 1998. Interest expense was increased by $124,000 and $170,000 in 1997 and 1998, respectively. Notional amounts do not quantify risk or represent assets or liabilities of Capstar Radio, but are used in the determination of cash settlements under the agreements. The interest rate swap agreement matures on January 31, 2000.

     The fair value of the interest rate swap is estimated by obtaining quotations from brokers. The fair value of the interest rate swap agreement as of December 31, 1998 is approximately negative $412,000, which is the estimate of the amount Capstar Radio would have to pay as of December 31, 1998 if the contract was transferred to other parties or canceled by the broker. Management believes that potential, near-term losses in future earnings from reasonably possible near-term changes in market interest rates will be immaterial.

     The following table presents the notional amount and expected interest rates that exist during the term of the interest rate swap agreement. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The variable rates are estimated based on implied forward rates in the yield curve at the reporting date.

     In the normal course of business, Capstar Radio also faces risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following table.

                               DECEMBER 31, 1998
                      NOTIONAL AMOUNT OUTSTANDING FOR SWAP
                              (US $ IN THOUSANDS)

                                                                                   FAIR
                                                               1999      2000     VALUE
                                                              -------   -------   ------
INTEREST-RATE DERIVATIVE
Variable to Fixed:
  Notional amount...........................................  $26,000   $26,000   $(412)
                                                                                  (loss)
  Average pay rate..........................................     6.34%     6.34%
  Average receive rate......................................     5.50%     5.75%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages F-1 through F-79 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table provides information concerning the directors and executive officers of Capstar Radio:

                        NAME                           AGE                   POSITION
                        ----                           ---                   --------
R. Steven Hicks......................................        Chief Executive Officer, President and
                                                       49    Director
William S. Banowsky, Jr. ............................        Executive Vice President and General
                                                       37    Counsel
Paul D. Stone........................................        Executive Vice President and Chief
                                                       38    Financial Officer
John D. Cullen.......................................  45    Chief Operating Officer
James T. Shea, Jr. ..................................  45    President of Atlantic Star
James P. Donahoe.....................................  47    President of GulfStar and Pacific Star
Mary K. Quass........................................  49    President of Central Star
Rick Peters..........................................  46    President of Southern Star
John King............................................  48    President of Sea Star

     Executive officers of Capstar Broadcasting are appointed by the Board of Directors and serve at the Board's discretion. A brief biography of each director and executive officer follows:

     R. Steven Hicks has served as President, Chief Executive Officer and a director since June 1997. Mr. Hicks has also served as Chairman of the Board from June to September 1997. In addition, Mr. Hicks has served as the Vice Chairman of Chancellor Media and President and Chief Executive Officer of Chancellor Media's media services group since March 1999. Mr. Hicks founded Capstar Broadcasting in October 1996. Prior to joining Capstar Broadcasting, Mr. Hicks acted as Chairman of the Board and Chief Executive Officer of GulfStar Communications, Inc. from January 1987 to July 1997 and as President and Chief Executive Officer of SFX Broadcasting, Inc. from November 1993 to May 1996. Mr. Hicks is a 31-year veteran of the radio broadcasting industry, including 18 years as a station owner. Mr. Hicks is the brother of Thomas O. Hicks.

     William S. Banowsky, Jr. has served as Executive Vice President, General Counsel and Secretary since June 1997. Mr. Banowsky joined Capstar Broadcasting in January 1997. Since March 1999, Mr. Banowsky has served as Executive Vice President and General Counsel of Chancellor Media. Mr. Banowsky was an attorney with Snell, Banowsky & Trent, P.C., Dallas, Texas, for six years before joining Capstar Broadcasting. Prior to that time, he was an attorney for Johnson & Gibbs, P.C., Dallas, Texas, for four years.

     Paul D. Stone has served as Chief Financial Officer and Executive Vice President since June 1997. Mr. Stone joined Capstar Broadcasting in January 1997. Prior to joining Capstar Broadcasting, he was an Executive Vice President and the Chief Financial Officer of GulfStar Communications, Inc. from April 1996 until January 1997. Prior to January 1997, Mr. Stone was Vice President and Controller of Hicks Muse for six years. He is a Certified Public Accountant.

     John D. Cullen has served as the Chief Operating Officer since February 1999. Mr. Cullen previously served as the President of GulfStar from March 1996 to February 1999 and as interim Chief Operating Officer from March 1998 to September 1998. From 1992 to February 1996, Mr. Cullen served as a regional manager of SFX's radio stations in the Greenville-Spartanburg, Raleigh-Durham, Charlotte and Greensboro-Winston-Salem markets. Mr. Cullen is a 17-year veteran of the radio broadcasting industry.

     James T. Shea, Jr. has been employed by Capstar Broadcasting since October 1996 and was named President of Atlantic Star in June 1997. Prior to joining Capstar Broadcasting, Mr. Shea served as Chief Operating Officer of Commodore Media, Inc. from January 1995 to October 1996. Mr. Shea joined Commodore Media as the President of its MidAtlantic Region in March 1992. He joined Wilks-Schwartz in 1980 and served in various positions, including Executive Vice President, General Manager and Partner, until 1992.

     James P. Donahoe has been employed by Capstar Broadcasting since May 1998 and was named President of Gulfstar and Pacific Star in February 1999. From December 1996 to May 1998, Mr. Donahoe served as a regional vice president of SFX. In addition to his duties as regional vice president, Mr. Donahoe has served as vice president and general manager of several SFX stations in San Diego, California since October 1995. Prior to joining SFX, Mr. Donahoe served as general manager for Commonwealth Broadcasting in Las Vegas, Nevada.

     Mary K. Quass has served as the President of Central Star since January 1998. She previously served as the President and Chief Executive Officer of Quass Broadcasting Company from 1988 to January 1998. From 1982 to 1988, Ms. Quass served as Vice President/General Manager of stations KHAK-AM and KHAK-FM in Cedar Rapids, Iowa. Ms. Quass is a 20-year veteran of the radio broadcasting industry, including nine years as a station owner.

     Rick Peters has served as President of Southern Star since November 1997. From February 1986 to November 1997, Mr. Peters served as president of Peters Communications, Inc., a programming consultancy affiliated with radio stations in various mid-sized and large markets. Prior to February 1986, Mr. Peters was Vice President-Programming for TK Communications and Sconnix Broadcasting. Mr. Peters has over 25 years of experience in the radio industry.

     John King has served as President of Sea Star since July 1998. From 1990 to July 1998, Mr. King was employed by SFX in various capacities, including regional vice president for the Southeast Atlantic region, general manager of several SFX stations in Nashville, Tennessee, vice president for programming in Jackson, Mississippi, Greenville, South Carolina and Nashville, and program director in Nashville. Mr. King began his career in the radio broadcasting industry as a disc jockey in Beckley, West Virginia in 1971.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Capstar Radio does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Therefore, no reporting persons have filed or been required to file reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by Capstar Broadcasting in 1998, 1997, and 1996 to the Chief Executive Officer of Capstar Radio and the four other most highly compensated executive officers of Capstar Radio for services rendered during the fiscal year ended December 31, 1998 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                                                         COMPENSATION AWARD
                                                                      ------------------------
                                                                      SECURITIES
                                               ANNUAL COMPENSATION    UNDERLYING     PAYOUTS
                                              ---------------------    OPTIONS/        LTIP         ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR   SALARY($)   BONUS($)     SARS(#)      PAYOUTS($)   COMPENSATION($)
---------------------------            ----   ---------   ---------   ----------    ----------   ---------------
R. Steven Hicks......................  1998    561,730    1,500,000   2,196,406(1)        --               --
  Chief Executive Officer              1997    500,000      750,000     748,436(1)        --               --
                                       1996    191,667           --     930,000(1)        --               --
William S. Banowsky, Jr. ............  1998    287,122      600,000     150,000           --               --
  Executive Vice President, General    1997    200,000      300,000     169,998           --               --
  Counsel and Secretary                1996         --           --          --           --               --
Paul D. Stone........................  1998    287,250      600,000     150,000           --               --
  Executive Vice President and Chief   1997    200,000      300,000     169,998           --               --
  Financial Officer                    1996         --           --          --           --               --
James T. Shea, Jr. ..................  1998    289,733      250,000      30,000           --               --
  President of Atlantic Star           1997    282,692      150,000          --           --               --
                                       1996    262,500           --      72,088      170,000        3,412,495(2)
John D. Cullen.......................  1998    304,161      300,000      50,000           --           41,661
  Co-Chief Operating Officer;          1997    204,575       70,000      50,000           --               --
  Former President of Gulfstar         1996    112,500       35,000          --           --               --

---------------

(1) Represents warrants in 1996 and 1998 and options and warrants in 1997. The 1998 amount includes 1,508,437 warrants which were granted prior to 1998 and then amended in 1998. See "-- Warrants."

(2) Represents the amount paid in connection with Capstar Partners' acquisition of Commodore Media, Inc. in settlement of such executive officer's outstanding options to purchase shares of common stock of Commodore Media, Inc.

     The following table sets forth certain information concerning stock option grants or amendments during the year ended December 31, 1998, to the Named Executive Officers pursuant to the 1998 Capstar Broadcasting Corporation Amended and Restated Stock Option Plan (the "Stock Option Plan").

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                             ------------------------------------------------         VALUE AT ASSUMED ANNUAL
                             NUMBER OF    % OF TOTAL                                   RATES OF STOCK PRICE
                             SECURITIES    OPTIONS                                    APPRECIATION FOR OPTION
                             UNDERLYING   GRANTED TO   EXERCISE                               TERM(1)
                              OPTIONS     EMPLOYEES    PRICE PER   EXPIRATION   -----------------------------------
           NAME              GRANTED(#)    IN 1998       SHARE        DATE        0%($)       5%($)        10%($)
           ----              ----------   ----------   ---------   ----------   ---------   ----------   ----------
R. Steven Hicks............   500,000(1)     9.42%      $14.00       5-31-03    2,500,000    5,225,714    8,790,522
                              187,969(1)     3.54%       17.10       4-01-08      357,141    2,603,182    6,049,050
                              930,000(2)    17.53%       14.40      10-16-06    4,278,000   13,530,470   26,852,540
                              255,317(2)     4.81%       15.40       2-20-07      919,141    3,548,852    7,376,594
                              323,120(2)     6.09%       18.10       7-08-07      290,808    4,085,298    9,873,177
William S. Banowsky,
  Jr. .....................   150,000(1)     2.83%       14.00       5-31-03      750,000    1,567,714    2,566,453
Paul D. Stone..............   150,000(1)     2.83%       14.00       5-31-03      750,000    1,567,714    2,566,453
James T. Shea, Jr. ........    30,000        0.57%       19.00       6-15-04           --      193,855      439,790
John D. Cullen.............    50,000        0.94%       17.50       4-01-04       75,000      398,091      807,983

---------------

(1) See "-- Warrants."

(2) These warrants were granted prior to 1998. In April 1998, Capstar Broadcasting amended and restated these warrants by fixing the exercise price. See "-- Warrants."

     The following table provides information about the number of shares issued upon option exercises under the Stock Option Plan by the Named Executive Officers during 1998, and the value realized by such Named Executive Officers.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                     NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED
                                                                 OPTIONS AT DECEMBER 31, 1998
                        SHARES ACQUIRED ON                       -----------------------------
         NAME              EXERCISE(#)       VALUE REALIZED($)   EXERCISABLE     UNEXERCISABLE
         ----           ------------------   -----------------   -----------     -------------
R. Steven Hicks.......          --                  --            1,047,051(2)     1,149,355(2)
                                --                  --               52,418          117,580
William S. Banowsky,
  Jr. ................          --                  --                   --          150,000(2)
                                --                  --               52,418          117,580
Paul D. Stone.........          --                  --                   --          150,000(2)
                                --                  --               52,418          117,580
James T. Shea, Jr. ...          --                  --               48,059           54,029
John D. Cullen........          --                  --               12,497           87,502

                               VALUE OF UNEXERCISED
                               IN-THE-MONEY OPTIONS
                               AT DECEMBER 31, 1998
                        -----------------------------------
         NAME           EXERCISABLE($)     UNEXERCISABLE($)
         ----           --------------     ----------------
R. Steven Hicks.......    8,303,954           8,552,209
                            573,589           1,249,638
William S. Banowsky,
  Jr. ................           --           1,331,250
                            573,589           1,249,638
Paul D. Stone.........           --           1,331,250
                            573,589           1,249,638
James T. Shea, Jr. ...      618,760             425,623
John D. Cullen........      119,659             627,832

---------------

(1) Based upon the per share closing price of Class A Common Stock on December 31, 1998, of $22.875 per share.

(2) See "-- Warrants."

DIRECTORS COMPENSATION

     The director of Capstar Radio does not receive compensation for his service as a director. The director is entitled to reimbursement of his reasonable expenses in connection with his services.

EMPLOYMENT AGREEMENTS

     R. Steven Hicks Employment Agreement. Capstar Broadcasting has entered into an employment agreement with R. Steven Hicks pursuant to which Mr. Hicks serves as President and Chief Executive Officer. Mr. Hicks' employment agreement terminates on December 31, 2001, and will be automatically renewed for successive one-year terms unless Mr. Hicks or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but no more than 12 months prior to such expiration date). Mr. Hicks' annual base salary for 1999 is $577,500 and is subject to annual increases at least equal to five percent of the then current base salary. He is also entitled to receive such annual performance bonuses as the board of directors of Capstar Broadcasting may determine. Further, Mr. Hicks is eligible to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Hicks' employment for cause or Mr. Hicks terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Hicks all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Hicks' employment agreement other than for cause or Mr. Hicks terminates his employment agreement for good reason, Mr. Hicks' employment agreement provides for (A) a lump sum payment of
(x) two times Mr. Hicks' then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the board of directors of Capstar Broadcasting determines that Mr. Hicks has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Hicks and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Hicks' termination. Mr. Hicks' employment agreement has been amended to provide that, upon consummation of the merger with Chancellor Media, each of Mr. Hicks' outstanding options or warrants (except for Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock) will become immediately vested and exercisable.

     William S. Banowsky, Jr. Employment Agreement. Capstar Broadcasting has entered into an employment agreement with William S. Banowsky, Jr. pursuant to which Mr. Banowsky serves as Executive Vice President and General Counsel. Mr. Banowsky's employment agreement terminates on December 31, 2001, and will be renewed automatically for successive one-year terms unless Mr. Banowsky or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but not more than 12 months prior to such expiration date). Mr. Banowsky's annual base salary for 1999 is $325,000, subject to annual increases at least equal to five percent of the then current base salary. Mr. Banowsky is also entitled to receive such annual bonuses as the board of directors of Capstar Broadcasting may determine. Further, Mr. Banowsky is eligible to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Banowsky's employment for cause or Mr. Banowsky terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Banowsky all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Banowsky's employment agreement other than for cause or Mr. Banowsky terminates his employment agreement for good reason, Mr. Banowsky's employment agreement provides for (A) a lump sum payment of (x) two times Mr. Banowsky's then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the board of directors of Capstar Broadcasting determines that Mr. Banowsky has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Banowsky and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Banowsky's termination. Mr. Banowsky's employment agreement has been amended to provide that, upon consummation of the merger with Chancellor Media, each of Mr. Banowsky's outstanding options or warrants will become immediately vested and exercisable.

     Paul D. Stone Employment Agreement. Capstar Broadcasting has entered into an employment agreement with Paul D. Stone pursuant to which Mr. Stone serves as Executive Vice President and Chief Financial Officer. Mr. Stone's employment agreement terminates on December 31, 2001, and will be renewed automatically for successive one-year terms unless Mr. Stone or Capstar Broadcasting gives the other party written notice of his or its intention not to renew the employment agreement at least six months prior to the date the employment agreement would otherwise expire (but no more than 12 months prior to such expiration date). Mr. Stone's annual base salary for 1999 is $325,000, subject to annual increases at least equal to five percent of the then current base salary. Mr. Stone is also entitled to receive such annual bonuses as the board of directors of Capstar Broadcasting may determine. Further, Mr. Stone is eligible to receive stock options to purchase shares of Class A Common Stock. If Capstar Broadcasting terminates Mr. Stone's employment for cause or Mr. Stone terminates his employment for other than good reason, Capstar Broadcasting must pay Mr. Stone all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Stone's employment agreement other than for cause or Mr. Stone terminates his employment agreement for good reason, Mr. Stone's employment agreement provides for (A) a lump sum payment of
(x) two times Mr. Stone's then current annual salary and (y) any accrued obligations and other benefits earned prior to the date of termination and (B) unless the board of directors of Capstar Broadcasting determines that Mr. Stone has not satisfactorily performed his obligations and duties under the agreement, the immediate vesting of all stock options between Capstar Broadcasting and Mr. Stone and the right to exercise those options until the earlier of (x) the expiration date of those options or (y) the 90th day after Mr. Stone's termination. Mr. Stone's employment agreement has been amended to provide that, upon consummation of the merger with Chancellor Media, each of Mr. Stone's outstanding options or warrants will become immediately vested and exercisable.

     James T. Shea, Jr. Employment Agreement. Capstar Broadcasting has entered into an employment agreement with James T. Shea, Jr. pursuant to which Mr. Shea serves as the President of the Atlantic Star division. Mr. Shea's employment agreement terminates on April 30, 1999. Mr. Shea's annual base salary for 1999 is $303,186, which increases at the beginning of each calendar year by an amount not less than five percent of his then current base salary. Mr. Shea is also entitled to receive annual bonuses as the board of directors of Capstar Broadcasting may determine, provided that the bonus shall not be less than $150,000. In addition, the employment agreement provides for an automobile allowance, participation in the retirement, savings, and welfare benefit plans of Capstar Broadcasting and a life insurance policy with a death benefit of $650,000. If Capstar Broadcasting terminates Mr. Shea's employment for cause, Capstar Broadcasting is obligated to pay Mr. Shea's then accrued base salary, reimbursable expenses, and any other compensation then due and owing. In addition, Capstar Broadcasting must continue to fund Mr. Shea's life insurance policy. If the employment agreement is terminated due to death or disability, without cause or by Mr. Shea for good reason, Mr. Shea will be entitled to (i) the continuation of his annual base salary, as then in effect, for a 12-month period commencing on the termination date, (ii) a pro rata amount of his annual bonus, (iii) any annual base salary and annual bonus then accrued but not yet paid, (iv) the continuation of his welfare benefits for a 12-month period commencing on the termination date, (v) the continuation of his life insurance policy, (vi) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs,
(vii) reimbursement for certain expenses incurred as of the termination date but not yet paid as of the date of termination and (viii) any other rights afforded to him under other written agreements between Mr. Shea and Capstar Broadcasting.

     John D. Cullen Employment Agreement. Capstar Broadcasting has entered into an employment agreement with John D. Cullen pursuant to which Mr. Cullen serves as Chief Operating Officer. Mr. Cullen's employment agreement terminates on March 31, 2001 unless sooner terminated in accordance with the terms of the employment agreement. Mr. Cullen's annual base salary for 1999 is $300,000 subject to annual increases as determined by the board of directors of Capstar Broadcasting. Mr. Cullen is also entitled to receive annual bonuses as established by the Board of Directors of Capstar Broadcasting. If Capstar Broadcasting terminates Mr. Cullen's employment for cause or Mr. Cullen resigns (and Capstar Broadcasting has not breached the employment agreement), Capstar Broadcasting must pay Mr. Cullen all accrued obligations and other benefits earned prior to the date of termination. If Capstar Broadcasting terminates Mr. Cullen's employment without cause or Mr. Cullen terminates his employment due to a material breach of the employment agreement by Capstar Broadcasting (which breach is not cured within 30 days after receipt of notice of breach), then Capstar Broadcasting must pay Mr. Cullen his current salary (in equal monthly installments) for a one year period, plus a pro rata portion of any bonuses that would otherwise have been payable to Mr. Cullen.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The board of directors has not appointed a compensation committee. The compensation committee of Capstar Broadcasting determines the compensation of each of Capstar Radio's executives.

STOCK OPTION PLAN

     The Stock Option Plan gives certain individuals and key employees of Capstar Broadcasting who are responsible for the continued growth of Capstar Broadcasting an opportunity to acquire a proprietary interest in Capstar Broadcasting, and thus to create in such persons an increased interest in and a greater concern for the welfare of Capstar Broadcasting. The Stock Option Plan provides for grant of options to acquire up to 4,700,000 shares of Class A Common Stock. As of March 1, 1999, grants of stock options with respect to 4,574,411 shares of Class A Common Stock have been made under the Stock Option Plan.

     The Stock Option Plan is administered by the Compensation Committee of Capstar Broadcasting's Board of Directors; provided, that for purposes of determining the performance goals applicable to employees who constitute "covered employees" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and granting stock options, "Compensation Committee" as used in this summary description of the Stock Option Plan means a sub-committee of the Compensation Committee members who qualify as both a "Non-Employee Director" within the meaning of Rule 16b-3(b)(3) under the Securities Exchange Act of 1934, as amended, and as an "outside director" within the meaning of Section 162(m) of the Code, and such performance goals and stock option grants shall be subject to ratification by the unanimous approval of all members of the Compensation Committee and further ratification by Capstar Broadcasting's Board of Directors. The Compensation Committee has authority, subject to the terms of the Stock Option Plan (including the formula grant provisions and the provisions relating to incentive stock options contained therein), to determine when and to whom to make grants or awards under the Stock Option Plan, the number of shares to be covered by the grants or awards, the types and terms of the grants and awards, and the exercise price of stock options. Moreover, the Compensation Committee has the authority, subject to the provisions of the Stock Option Plan, to establish such rules and regulations as it deems necessary for the proper administration of the Stock Option Plan and to make such determinations and interpretations and to take such action in connection with the Stock Option Plan and any grants and awards thereunder as it deems necessary or advisable. The Compensation Committee's determinations and interpretations under the Stock Option Plan are final, binding and conclusive on all participants and need not be uniform and may be made by the Compensation Committee selectively among persons who receive, or are eligible to receive, grants and awards under the Stock Option Plan.

     Grants of "incentive stock options" within the meaning of section 422 of the Code and non-qualified stock options (options which do not qualify under section 422 of the Code) may be made under the Stock Option Plan to key employees. Grants of non-qualified stock options may be made to eligible non-employees.

     The exercise price per share of Class A Common Stock under each option is fixed by the Compensation Committee on the date of grant; provided, however, that the exercise price of an incentive stock option granted to a person who, at the time of grant, owns shares of Capstar Broadcasting possessing more than 10% of the total combined voting power of all classes of stock of Capstar Broadcasting may not be less than 110% of the fair market value of a share of Class A Common Stock on the date of grant. No option is exercisable after the expiration of ten years from the date of grant, unless, as to any non-qualified stock option, otherwise expressly provided in the option agreement; provided, however, that no incentive stock option granted to a person who, at the time of grant, owns stock of Capstar Broadcasting possessing more than 10% of the total combined voting power of all classes of stock of Capstar Broadcasting is exercisable after the expiration of five years from the date of grant.

     In the event of a change of control or sale of Capstar Broadcasting, all outstanding stock options may, subject to the sole discretion of the Compensation Committee, become exercisable in full at such time or times as the Compensation Committee may determine. Each stock option accelerated by the Compensation Committee shall terminate on such date (not later than the stated exercise date) as the Compensation Committee determines.

     Unless an option or other agreement provides otherwise, upon the date of death of an optionee (or upon the termination of an optionee because of such optionee's disability), the person who acquires the right to exercise the option of such optionee (or the optionee in the case of disability) must exercise such option within 180 days after the date of death (or termination in the case of disability), unless a longer period is expressly provided in such incentive stock option or a shorter period is established by the Compensation Committee, but in no event after the expiration date of such option. Following an optionee's termination of employment for cause, all stock options held by such optionee will immediately be canceled as of the date of termination of employment. Following an optionee's termination of employment for other than cause, such optionee must exercise his stock option within 30 days after the date of such termination, unless a longer period is expressly provided in such stock option or other agreement or a shorter period is established by the Compensation Committee, provided that no incentive stock option shall be exercisable more than three months after such termination.

     The option exercise price may be paid in cash, or, in the discretion of the compensation committee, by the delivery of shares of Class A Common Stock then owned by the participant, or by a combination of these methods. Also, in the discretion of the Compensation Committee, payment may be made by delivering a properly executed exercise notice to Capstar Broadcasting together with a copy of irrevocable instructions to a broker to deliver promptly to Capstar Broadcasting the amount of sale or loan proceeds to pay the exercise price.

     The Stock Option Plan has been amended to provide that, upon the consummation of the merger with Chancellor Media, with respect to any outstanding options, if on or before the second anniversary of the consummation of the merger, the employment of an optionee is terminated (other than for cause, voluntary resignation, death or disability) or an optionee resigns after a material diminution of their duties, the optionee's options will vest in full and the options may be exercised until the termination of the option.

WARRANTS

     Under the terms of a stockholders agreement, Capstar Broadcasting has granted the following five warrants to R. Steven Hicks:

     - Amended and Restated Warrant dated April 1, 1998, immediately exercisable to purchase up to 744,000 shares of Class C Common Stock and exercisable to purchase up to an additional 186,000 shares on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the Company, as defined below, if R. Steven Hicks is then employed in any capacity with Capstar Broadcasting, for a per share exercise price of $14.40. A "Sale of the Company" means a capital reorganization in which

      (1) the stockholders of Capstar Broadcasting receive cash consideration for each share of Common Stock held by such stockholder that, when added to any cash consideration attributable to any prior capital reorganization, equals or exceeds the Qualifying Cash Consideration, as defined below;

      (2) a majority of directors of the purchaser or surviving entity in such capital reorganization consists of persons who are not Continuing Directors, as defined below; and

      (3) such purchaser or surviving entity is not an affiliate of Hicks Muse;

     - Amended and Restated Warrant dated April 1, 1998, immediately exercisable to purchase up to 204,254 shares of Class C Common Stock and exercisable to purchase up to an additional 51,063 shares on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the Company if R. Steven Hicks is then employed in any capacity with Capstar Broadcasting, for a per share exercise price of $15.40;

     - Amended and Restated Warrant dated April 1, 1998, immediately exercisable to purchase up to 98,797 shares of Class C Common Stock and exercisable to purchase up to an additional 224,323 shares on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the

       Company if R. Steven Hicks is then employed in any capacity with Capstar Broadcasting, for a per share exercise price of $18.10;

     - Warrant dated April 1, 1998, exercisable to purchase up to 187,969 shares of Class C Common Stock on the earlier to occur of June 30, 2001 or immediately preceding a Sale of the Company for a per share exercise price of $17.10; and

     - Warrant dated April 1, 1998, exercisable to purchase up to 500,000 shares of Class C Common Stock for a per share exercise price of $14.00 if the fair market value of the Class A Common Stock, calculated on a daily basis, equals or exceeds $60.00 per share for a period of 180 consecutive days during the period commencing on April 1, 1998 and ending on May 31, 2003. Subject to certain exceptions, after the warrant becomes exercisable, the warrant may be exercised from time to time until, and including, the later to occur of May 31, 2003 and the 90th day after the warrant becomes exercisable. Twenty percent of the shares of Class C Common Stock issuable pursuant to the warrant vest on the first anniversary date of the warrant, and 1/60th of such shares of Class C Common Stock vest on the last day of each calendar month thereafter. If a Sale of the Company is completed, then the shares of Class C Common Stock issuable pursuant to the warrant fully vest and become exercisable immediately prior to the consummation of the Sale of the Company.

     Such warrants terminate upon either a Sale of the Company or a capital reorganization in which:

     - the stockholders of Capstar Broadcasting receive only cash consideration for each share of Common Stock held by such stockholder that is less than the Qualifying Cash Consideration;

     - a majority of directors of the purchaser or surviving entity in such capital reorganization consists of persons who are not either members of the Board of Directors of Capstar Broadcasting immediately prior to the capital reorganization or designees of Hicks Muse and its affiliates ("Continuing Directors"); and

     - such purchaser or surviving entity is not an affiliate of Hicks Muse.

     "Qualifying Cash Consideration" means cash consideration for each share of Common Stock received pursuant to a capital reorganization that equals or exceeds the lesser of

     - $60.00 per share or

     - the greater of

      (1) a per share amount equal to $14.00 compounded at an annual rate of 30% for the period from April 3, 1998 to the end of the calendar month immediately preceding the consummation of such capital reorganization or

      (2) $19.00 per share compounded at an annual rate of 20% for the period commencing on May 26, 1998 and ending on the last day of the calendar month immediately preceding the consummation of such capital reorganization.

     William S. Banowsky, Jr. and Paul D. Stone were also granted warrants (together with the warrants granted to R. Steven Hicks, the "Warrants"), in April 1998 for Messrs. Banowsky and Stone to each purchase up to 150,000 shares of Class A Common Stock at an exercise price of $14.00 per share. Except as to vesting upon consummation of the merger with Chancellor Media, the terms of these warrants are the same as the terms of the fifth warrant granted to R. Steven Hicks.

     Each Warrant also contains provisions addressing the vesting and exercisability of such Warrant under various events of termination of employment of the grantee.

     Upon the consummation of the merger of Capstar Broadcasting and Chancellor Media, each Warrant, other than the fifth Warrant granted to R. Steven Hicks, will fully vest and be exercisable until the earlier to occur of May 31, 2003 or a Sale of the Company. R. Steven Hicks' fifth Warrant will vest upon the consummation of the merger and will become exercisable only if on or before May 31, 2003, either of the following occurs:

     - the fair market value of the voting common stock of the combined entity, calculated on a daily basis, equals or exceeds $60.00 per share for a period of 180 consecutive days during the period commencing on April 1, 1998 and ending on May 31, 2003; or

     - a Sale of the Company.

LIMITATIONS OF LIABILITY AND INDEMNIFICATION MATTERS

     Capstar Radio's Certificate of Incorporation provides that no director of Capstar Radio shall be personally liable to Capstar Radio or its stockholders for monetary damages for breach of his fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to Capstar Radio or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) in respect of certain unlawful dividend payments or stock redemptions or purchases or (iv) for any transaction from which the director derived an improper personal benefit. The effect of these provisions is to eliminate the rights of Capstar Radio and its stockholders (through stockholders' derivative suits on behalf of Capstar Radio) to recover monetary damages against a director for breach of fiduciary duty as a director (including breaches resulting from grossly negligent behavior), except in the situations described above.

     Capstar Radio's director has entered into an indemnification agreement with Capstar Broadcasting. The indemnification agreements provide that Capstar Broadcasting will indemnify the director to the fullest extent permitted by law and to advance certain expenses to the director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Capstar Radio is a subsidiary of Capstar Partners and Capstar Partners is a subsidiary of Capstar Broadcasting. As of March 1, 1999, Capstar Partners owned 1,113,068,214 shares of the common stock, par value $0.01 per share, of Capstar Radio, which represented all of the outstanding common stock of Capstar Radio.

     The following table sets forth certain information regarding (i) the beneficial ownership of each class of the Common Stock as of March 1, 1999, by
(a) each person or group beneficially owning five percent or more of any class of the Common Stock of Capstar Broadcasting, (b) each director of Capstar Radio,
(c) each Named Executive Officer, and (d) all directors and executive officers of Capstar Radio as a group and (ii) the combined percentage of all classes of the Common Stock that is beneficially owned by each of such person or group of persons. Except as noted below and pursuant to applicable community property laws, Capstar Radio believes that each individual or entity named below has sole investment and voting power with respect to the shares of Common Stock set forth opposite such stockholder's name.

                                     CLASS A                CLASS B                 CLASS C
                                 COMMON STOCK(1)        COMMON STOCK(2)         COMMON STOCK(3)
                               --------------------   --------------------   ---------------------   PERCENT    PERCENTAGE
                                NUMBER     PERCENT     NUMBER     PERCENT      NUMBER     PERCENT    OF TOTAL    OF TOTAL
                                  OF          OF         OF          OF          OF          OF      ECONOMIC     VOTING
  NAME OF BENEFICIAL OWNER     SHARES(4)   CLASS(4)   SHARES(4)   CLASS(4)   SHARES(4)    CLASS(4)   INTEREST     POWER
  ------------------------     ---------   --------   ---------   --------   ----------   --------   --------   ----------
Hicks Muse Parties(5)........   272,727        *      5,119,724     84.2%    60,944,528     90.2%      61.7%       86.0%
  200 Crescent Court
  Suite 1600
  Dallas, TX 75201
Thomas O. Hicks(5)(6)........   718,551      2.1%     5,119,724     84.2%    68,102,712     99.3%       4.4%       94.7%
  200 Crescent Court
  Suite 1600
  Dallas, Texas 75201
BT Capital Partners, Inc. ...        --       --       961,999      15.8%            --       --          *          --
  130 Liberty Street
  25th Floor
  New York, NY 10006
College Retirement Equities
  Fund(7)....................  2,659,157     7.8%           --        --             --       --        2.5%          *
  730 Third Avenue
  New York, NY 10017
Wellington Management
  Company, LLP(8)............  1,770,300     5.2%           --        --             --       --        1.7%          *
  75 State Street
  Boston, MA 02109
Merrill Lynch Asset
  Management, L.P.(9)........  1,736,150     5.1%           --        --             --       --        1.6%          *
  World Financial Center
  North Tower
  250 Vesey Street
  New York, NY 10381
R. Steven Hicks(10)..........    74,753        *            --    --....      2,544,499      3.7%       2.4%        3.5%
John D. Cullen (11)..........   355,963      1.1%           --        --             --   --....          *           *
William S. Banowsky,
  Jr.(12)....................   115,663        *            --        --             --   --....          *           *
Paul D. Stone(13)............   290,888        *            --        --             --   --....          *           *
James T. Shea, Jr.(14).......    88,322        *            --        --             --   --....          *           *
All directors and executive
  officers as a group (10
  persons)...................  1,115,491     3.3%           --        --      2,544,499      3.7%       3.4%        3.7%

---------------

  *  Less than one percent.

 (1) The number of shares of Class A Common Stock does not include the shares of Class A Common Stock issuable upon conversion of the outstanding shares of Class B Common Stock and Class C Common Stock.

 (2) The holders of shares of Class B Common Stock are not entitled to vote, except as required by law. The shares of Class B Common Stock are convertible in whole or in part, at the option of the holder or holders thereof, into the same number of shares of Class A Common Stock, subject to certain conditions.

 (3) The holders of the Class C Common Stock are entitled to vote with the holders of the Class A Common Stock on all matters submitted to a vote of stockholders of the Company, except with respect to the election of certain directors and as otherwise required by law. Each share of Class C Common Stock is entitled to ten votes per share on all matters submitted to a vote of stockholders, except certain "going private" transactions. The shares of Class C Common Stock are convertible in whole or in part, at the option of the holder or holders thereof, into the same number of shares of Class A Common Stock, subject to certain conditions.

 (4) Percentage ownership is based on 33,989,792 shares of Class A Common Stock, 6,081,723 shares of Class B Common Stock, and 67,538,121 shares of Class C Common Stock outstanding as of March 1, 1999.

 (5) Includes (i) 272,727 shares of Class A Common Stock owned of record by Capstar Boston Partners, L.L.C., a limited liability company of which the manager is a limited partnership whose ultimate general partner is Hicks, Muse Fund III Incorporated ("Fund III Inc."), (ii) 5,119,724 shares of Class B Common Stock owned of record by Capstar BT Partners, L.P., a limited partnership of which the ultimate general partner is Fund III Inc., and (iii) 60,944,528 shares of Class C Common Stock owned of record by Capstar Broadcasting Partners, L.P. ("Capstar L.P."), a limited partnership of which the ultimate general partner is HM3/Capstar, Inc. ("HM3/Capstar") (Capstar Boston Partners, L.L.C., Capstar BT Partners, L.P. and Capstar L.P., collectively, the "Hicks Muse Parties"). Thomas O. Hicks is a controlling stockholder and serves as Chief Executive Officer and Chairman of the Boards of Directors of Fund III Inc. and HM3/Capstar. Accordingly, Thomas O. Hicks may be deemed to be the beneficial owner of the Common Stock held by the Hicks Muse Parties. Mr. Thomas O. Hicks disclaims beneficial ownership of the shares of Common Stock not owned of record by him.

 (6) In addition to the shares of Class A Common Stock of the Hicks Muse Parties, the number of shares of Class A Common Stock includes (i) 102,550 shares owned of record by Thomas O. Hicks, (ii) 219,781 shares owned of record by a private foundation controlled by Thomas O. Hicks, (iii) 51,240 shares owned of record by certain trusts for the benefit of Thomas O. Hicks' children and for which Thomas O. Hicks serves as sole trustee, (iv) 5,000 shares owned by a trust for the benefit of unrelated parties for which Thomas O. Hicks serves as co-trustee, (v) 66,753 shares beneficially owned by R. Steven Hicks that are subject to a voting agreement in which Thomas O. Hicks controls the vote and (vi) 500 shares owned by Dean McClure Taylor that are subject to a voting agreement in which Thomas O. Hicks controls the vote. The shares of Class B Common Stock includes the shares of the Hicks Muse Parties. In addition to the shares of Class C Common Stock of the Hicks Muse Parties, the number of shares of Class C Common Stock includes (i) 4,595,007 shares owned of record by Thomas O. Hicks,
     (ii) 10,000 shares owned of record by R. Steven Hicks' children, (iii) 1,487,447 shares owned of record by R. Steven Hicks, (iv) 1,047,052 shares purchasable pursuant to the terms of Steve Hicks' Warrants, which are beneficially owned by R. Steven Hicks, and (v) 18,678 shares owned of record by certain trusts for which Thomas O. Hicks serves as sole trustee. The shares of Class C Common Stock beneficially owned by R. Steven Hicks are subject to a voting agreement in which Thomas O. Hicks controls the vote. Hicks Muse is a party to the voting agreement, which agreement requires, among other things, the parties to the voting agreement to vote their shares in favor of the election to Capstar Broadcasting's Board of Directors of such individuals as may be designated by Hicks Muse and its affiliates. Accordingly, Thomas O. Hicks may be deemed to be the beneficial owner of all of the Common Stock subject to the voting agreement. Thomas O. Hicks disclaims beneficial ownership of the shares of Common Stock not owned of record by him.

 (7) This information was provided to the Securities and Exchange Commission and Capstar Broadcasting in Schedule 13G, dated February 11, 1999.

 (8) This information was provided to the Securities and Exchange Commission and Capstar Broadcasting in Schedule 13G, dated December 31, 1998. Wellington Management Company, LLP reports shared voting power of 1,520,300 shares and shared dispositive power of 1,770,330 shares.

 (9) This information was provided to the Securities and Exchange Commission and Capstar Broadcasting in Schedule 13G, dated February 3, 1999.

(10) The number of shares of Class A Common Stock includes (i) 58,085 shares issuable upon the exercise of stock options that are currently vested, (ii) 5,668 shares subject to stock options that are exercisable within 60 days,
     (iii) 500 shares owned by Dean McClure Taylor for which R. Steven Hicks serves as custodian under the Texas Uniform Transfers to Minors Act, (iv) 1,000 shares owned by Steven Hicks' wife, (v) 2,000 shares owned by R. Steven Hicks' children and (vi) 7,500 shares owned of record by R. Steven Hicks. The number of shares of Class C Common Stock includes (i) 1,487,447 shares owned of record by R. Steven Hicks, (ii) 10,000 shares owned of record by
     R. Steven Hicks' children and (iii) 1,047,051 shares purchasable by R. Steven Hicks pursuant to the terms of certain of Steve Hicks' Warrants. R. Steven Hicks has voting rights to the shares owned by his children under the terms of a stockholders agreement. R. Steven Hicks disclaims beneficial ownership of the shares of Common Stock not owned by him of record. The shares owned of record by R. Steven Hicks and his children are subject to a voting agreement in the stockholders agreement. See "Item 13. Certain Relationships and Related Transactions -- Stockholders
     Agreements -- Affiliate Stockholders Agreement."

(11) Includes (i) 329,298 shares owned of record by Mr. Cullen, (ii) 14,165 shares issuable upon the exercise of stock options that are currently vested, and (iii) 12,500 shares subject to stock options that are exercisable within 60 days.

(12) Includes (i) 51,910 shares owned of record by Mr. Banowsky, (ii) 58,085 shares issuable upon the exercise of stock options that are currently vested, and (iii) 5,668 shares subject to stock options that are exercisable within 60 days.

(13) Includes (i) 227,135 shares owned of record by Mr. Stone, (ii) 58,085 shares issuable upon the exercise of stock options that are currently vested and (iii) 5,668 shares subject to stock options that are exercisable within 60 days.

(14) Includes (i) 40,263 shares owned of record by Mr. Shea and (ii) 48,059 shares issuable upon the exercise of stock options that are currently vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CHANCELLOR MERGER

     See "Item 1. Business -- The Transactions -- Chancellor Merger" for a description of the proposed merger of Chancellor Media and Capstar Broadcasting.

     The employment agreements with R. Steven Hicks, William S. Banowsky, Jr. and Paul D. Stone were amended to provide that, upon consummation of the merger with Chancellor Media, each such executive's outstanding options and warrants, other than Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock, will fully vest and be exercisable, in the case of the options, until the expiration of the options in accordance with their terms without regard to any termination of employment provisions contained therein and, in the case of the warrants, until the earlier to occur of May 31, 2003 or a Sale of the Company. Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock will vest upon the consummation of the merger and will become exercisable only if on or before May 31, 2003, either of the following occurs:

     - the fair market value of the voting common stock of the combined entity, calculated on a daily basis, equals or exceeds $60.00 per share for a period of 180 consecutive days during the period commencing on April 1, 1998 and ending on May 31, 2003; or

     - a Sale of the Company.

     As of March 1, 1999, Mr. Hicks had options to acquire 169,998 shares of Class A Common Stock and warrants to acquire 930,000, 255,317, 323,120, and 187,969 shares of Class C Common Stock. As of March 1, 1999, Mr. Banowsky and Mr. Stone each had options to acquire 169,998 shares of Class A Common Stock and a warrant to acquire 150,000 shares of Class A Common Stock.

     In connection with the merger with Chancellor Media, R. Steven Hicks' employment agreement with Capstar Broadcasting will terminate and Chancellor Media will enter into a new five year employment agreement with Mr. Hicks. Mr. Hicks will serve as the vice chairman of the board of directors of the combined entity. Mr. Hick's base salary will be $600,000 per year. If the combined company terminates Mr. Hicks' employment for other than cause or Mr. Hicks' terminates his employment for good reason prior to the first anniversary of such agreement, the employment agreement will provide a lump sum payment of Mr. Hicks' unpaid base salary for the remainder of the year. In addition, if the combined company terminates his employment for good reason or other than for cause Mr. Hicks' warrant to purchase 500,000 shares of Class C Common Stock will become immediately vested and exercisable.

     The merger agreement between Capstar Broadcasting and Chancellor Media provides that Mr. Hicks, Mr. Banowsky, Mr. Stone and Mr. Armstrong will receive a lump sum payment of $1,500,000, $600,000, $600,000 and $300,000, respectively, if immediately before the merger, each is employed by Capstar Broadcasting.

     In March 1999, Mr. Hicks was appointed Vice Chairman of Chancellor Media and President and Chief Executive Officer of Chancellor Media's media services group. In addition, in March 1999, Mr. Banowsky was appointed Executive Vice President and General Counsel of Chancellor Media.

CHANCELLOR EXCHANGE AGREEMENT

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into an exchange agreement pursuant to which Chancellor Media would acquire stations KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, Texas, KODA-FM, KKRW-FM and KQUE-AM in Houston, Texas, KPLN-FM and KYXY-FM in San Diego, California, and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh, Pennsylvania (collectively the "Chancellor Exchange Stations") for an aggregate purchase price of approximately $637.5 million in a series of purchases and exchanges over a three year period ending February 20, 2001. The Chancellor Exchange Stations were acquired by Capstar Broadcasting in connection with the acquisition of SFX Broadcasting, Inc. in May 1998. On May 29, 1998, as part of the SFX acquisition, Chancellor Media exchanged stations WAPE-FM and WFYV-FM in Jacksonville, Florida (valued at $53.0 million) plus approximately $90.3 million in cash to Capstar Broadcasting in exchange for station KODA-FM in Houston, Texas. In the case of the remaining Chancellor Exchange Stations, Capstar Broadcasting will identify mid-sized broadcasting stations for exchange with Chancellor Media. The purchase price for the remaining ten Chancellor Exchange Stations will be approximately $494.3 million. Capstar Broadcasting and Chancellor Media intend for such exchanges to qualify as like-kind exchanges. Capstar Broadcasting and Chancellor Media are currently assessing whether the terms of the exchange agreement will be modified upon consummation of the merger with Chancellor Media. During the pendency of the Chancellor Merger, Capstar Broadcasting does not anticipate effecting any exchanges with Chancellor Media.

     Chancellor Media is providing services to the Chancellor Exchange Stations, other than KODA-FM which was purchased by Chancellor Media, pursuant to separate LMAs until such stations are exchanged. Chancellor Media will retain the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. During 1998, Capstar Radio received approximately $28.8 million in LMA fees from Chancellor Media. During 1999, Capstar Broadcasting expects to receive approximately $49.4 in LMA fees, subject to Chancellor Media's acquisition of one or more of the Chancellor Exchange stations in 1999. The LMA fees will decrease as each Chancellor Exchange Station is exchanged.

     Pursuant to the exchange agreement, on May 29, 1998, Capstar Radio paid approximately $1.7 million (net of prorations and expenses) to Chancellor Media. Capstar Broadcasting had agreed to sell station KKPN-FM for $54.0 million. Chancellor Media was entitled to 50% of the sale proceeds in excess of $50.0 million.

CHANCELLOR NOTE

     In May 1998, Capstar Broadcasting borrowed $150.0 million from Chancellor Media. The loan ranks pari passu in right of payment to Capstar Broadcasting's guaranty of the indebtedness under its credit facility. In addition, Capstar Broadcasting has pledged the common stock of Capstar Partners on a first priority basis to Chancellor Media as security for the loan.

     Interest on the loan accrues at a rate of 12% per annum and is payable quarterly, of which 5/6 is payable in cash and 1/6 is, at Capstar Broadcasting's option, either be payable in cash or added to the principal amount of the loan. Capstar Broadcasting may elect to defer the payment of the cash portion of any interest due until the earlier to occur of Capstar Broadcasting's election to pay the cash portion in full, a required mandatory prepayment of the loan or the maturity of the loan (a "Deferral Election"). In the event of a Deferral Election, the interest rate will increase, effective as of the first day of the fiscal quarter in which such Deferral Election occurred, from 12% to 14% per annum, of which 6/7 shall be payable in cash and 1/7 shall, at Capstar

Broadcasting's option, either be payable in cash or added to the principal amount of the loan. If Capstar Broadcasting has not completed acquisitions during the exchange period (excluding (i) the sale by Chancellor Media of stations WAPE-FM and WFYV-FM in Jacksonville, Florida plus $90.25 million in cash to Capstar Broadcasting in exchange for station KODA-FM in Houston, Texas and (ii) the acquisition of stations KVET-AM, KASE-FM and KVET-FM in Austin, Texas) (x) with an aggregate purchase price of $100.0 million by May 29, 1999,
(y) with an aggregate purchase price of $200.0 million by May 29, 2000, and (z) with an aggregate purchase price of $300.0 million by May 29, 2001, the interest rate applicable from time to time during each such previous 12-month period will be retroactively increased by 2% per annum. If, as a result of the foregoing sentence, during any period ending on an interest payment date the loan accrued interest at (x) a rate per annum of 14%, the interest payment made on such interest payment date shall be retroactively adjusted as of such interest payment date so that the portion of such interest payment added to the principal of the loan shall equal 1/7 and the portion of such interest payment paid in cash shall equal 6/7, or (y) a rate per annum of 16%, the interest payment made on such interest payment date shall be retroactively adjusted as of such interest payment date so that the portion of such interest payment added to principal of the loan shall equal 1/8 and the portion of such interest payment paid in cash shall equal 7/8. Any amount due and accruing which is in cash and is so added to the principal amount of the loan shall bear interest at the rate otherwise applicable to the principal amount of the loan. In 1998, Capstar Broadcasting did not make a Deferral Election and paid approximately $10.6 million in interest to Chancellor Media. During the pendency of the merger with Chancellor Media, Capstar Broadcasting does not anticipate exchanging any stations with Chancellor Media.

     Capstar Broadcasting may prepay the loan at anytime; provided, that any prepayment shall not affect the rights of Chancellor Media to require prepayment. Chancellor Media has the right to require Capstar Broadcasting to prepay that portion of the loan equal to 50% of the cash purchase price payable for Capstar Exchange Stations, upon the consummation of the purchase of a Chancellor Exchange Station under a purchase agreement as contemplated under the exchange agreement with Chancellor Media. Chancellor Media also has the option to require Capstar Broadcasting to prepay any remaining portion of the loan (including accrued interest) if Chancellor Media has given notice of prepayment on the first to occur of (i) 30 days prior to the closing of the transfer of the final Chancellor Exchange Station and (ii) Chancellor Media's election under the Chancellor Exchange Agreement to purchase all remaining Chancellor Exchange Stations for cash, in either case, such prepayment to occur on the closing of the acquisitions referred to in clause (i) or (ii), as applicable, above. If a Deferral Election occurs during the 12-month period commencing on the date of issuance of the loan and ending on the anniversary thereof or during any successive 12-month period, and (x) during such 12-month period Capstar Broadcasting and Chancellor Media exchange a Capstar Exchange Station for a Chancellor Exchange Station, and (y) Chancellor Media required Capstar Broadcasting to prepay a portion of the loan in connection with such exchange, the prepayment amount set forth in the third sentence of this paragraph with respect to such Capstar Exchange Station will be increased to equal (x) 50% of the purchase price therefore plus (y) the product of 50% of the purchase price therefore multiplied by a fraction, the numerator of which is the number of days of such Deferral Election existing during such 12-month period and the denominator of which is 360. Any additional amounts payable as a result of the foregoing sentence must be paid within 10 days following the end of the applicable 12-month period.

     Subject to certain exceptions, if Capstar Broadcasting acquires stations during the Exchange Period that are not acquired in compliance with the procedures set forth in the Chancellor Exchange Agreement (excluding those stations identified in the loan) (a "Non-Exchange Acquisition"), Chancellor Media has the right to require Capstar Broadcasting to prepay, at the closing of any such Non-Exchange Acquisition, that portion of the loan equal to 100% of the amount that Capstar Broadcasting pays in such Non-Exchange Acquisitions. If Capstar Broadcasting terminates the Chancellor Exchange Agreement or any definitive purchase agreement with respect to Capstar Exchange Stations, Capstar Broadcasting will be required to prepay the loan.

     Limitation on Incurrence of Indebtedness. The loan provides that Capstar Broadcasting may not, and may not permit any of its subsidiaries to incur, create or assume indebtedness after the date of the loan, if, on the date of and after giving effect to the incurrence of any such indebtedness, the ratio of consolidated indebtedness on a pro forma basis to consolidated EBITDA would exceed 9.0 to 1. The aggregate liquidation preference of all preferred stock of Capstar Broadcasting and its subsidiaries is indebtedness for purposes of calculating such ratio. The ratio calculation must be made in a manner consistent with the leverage ratio calculation made under Capstar Broadcasting's credit facility, provided that Capstar Broadcasting was entitled during 1998 to include in EBITDA at least $10.0 million in net revenues from The AMFM Radio Networks (whether or not such amounts were actually received). In addition, borrowings under Capstar Broadcasting's credit facility do not count as indebtedness in the ratio calculation except to the extent such borrowings exceed $50.0 million.

     Restricted Payments. The loan provides that Capstar Broadcasting may not
(i) declare or made payments, dividends or other distributions on all securities of Capstar Broadcasting that are junior in right of payment of interest, dividends, distributions or dissolution or liquidation payments or (ii) purchase, redeem, retire or otherwise acquire any securities of Capstar Broadcasting that are junior in right of payment of interest, dividends, distributions or dissolution or liquidation payments. Any payments described in the previous sentence will be deemed a restricted payment for purposes of the loan. Notwithstanding the first sentence of this paragraph, Capstar Broadcasting is allowed to (i) make timely payments on the loan and (ii) make restricted payments in an aggregate amount equal to $10.0 million.

MONITORING AND OVERSIGHT AGREEMENTS

     Capstar Broadcasting Monitoring and Oversight Agreement. Capstar Broadcasting is subject to a monitoring and oversight agreement (the "Capstar Broadcasting Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P., an affiliate of Hicks Muse ("Hicks Muse Partners"). Capstar Broadcasting agreed to pay to Hicks Muse Partners an annual fee for ongoing financial oversight and monitoring services. The annual fee is adjustable upward or downward at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of the Company for the then-current fiscal year; provided, that such fee may not at any time be less than $100,000 per year. The annual fee will be reduced by the amount previously paid for such period by Capstar Partners under the Capstar Partners Monitoring and Oversight Agreement as defined below. Capstar Broadcasting will indemnify Hicks Muse Partners, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Capstar Broadcasting Monitoring and Oversight Agreement. Capstar Broadcasting was not required to pay Hicks Muse Partners any monitoring and oversight fees in 1998.

     The Capstar Broadcasting Monitoring and Oversight Agreement makes available on an ongoing basis the resources of Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Capstar Broadcasting without the addition of personnel or the engagement of outside professional advisors. The Capstar Broadcasting Monitoring and Oversight Agreement expires on the earlier to occur of July 1, 2007, or the date on which HM Fund III and its affiliates cease to own beneficially, directly or indirectly, any securities of Capstar Broadcasting or its successors.

     Capstar Partners Monitoring and Oversight Agreement. Capstar Partners is subject to a monitoring and oversight agreement (the "Capstar Partners Monitoring and Oversight Agreement") with Hicks Muse Partners. Capstar Partners agreed to pay to Hicks Muse Partners an annual fee for ongoing financial oversight and monitoring services. The annual fee is adjustable upward or downward at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of Capstar Partners for the then-current fiscal year; provided, that such fee may not at any time be less than $100,000 per year. For the year ended December 31, 1998, Capstar Partners had paid Hicks Muse Partners approximately $819,000 of monitoring and oversight fees. As of December 31, 1998, Capstar Partners had no outstanding obligation to Hicks Muse under the Capstar Partners Monitoring and Oversight Agreement. The Capstar Partners Monitoring and Oversight Agreement expires on the earlier to occur of October 16, 2006, or the date on which HM Fund III and its affiliates cease to own beneficially, directly or indirectly, any securities of Capstar Partners or its successors. The remainder of the terms of the Capstar Partners Monitoring and Oversight Agreement are substantially similar to the terms of the Capstar Broadcasting Monitoring and Oversight Agreement.

     Upon the consummation of the merger with Chancellor Media, the Capstar Broadcasting Monitoring and Oversight Agreement and the Capstar Partners Monitoring and Oversight Agreement will terminate and Capstar Broadcasting will pay to Hicks Muse Partners at the closing a one-time cash payment of approximately $14.2 million.

FINANCIAL ADVISORY AGREEMENTS

     Capstar Broadcasting Financial Advisory Agreement. Capstar Broadcasting is subject to a financial advisory agreement (the "Capstar Broadcasting Financial Advisory Agreement") with Hicks Muse Partners. Hicks Muse Partners is entitled to receive a fee equal to 1.5% of the transaction value, as defined below, for each add-on transaction, as defined below, in which Capstar Broadcasting is involved. "Transaction value" means the total value of any add-on transaction, including, without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Capstar Broadcasting Financial Advisory Agreement, but including the amount of any indebtedness, preferred stock or similar items assumed or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Capstar Broadcasting, excluding Capstar Partners and its direct or indirect subsidiaries, and any other person or entity. Capstar Broadcasting will indemnify Hicks Muse Partners, its affiliates and partners, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Capstar Broadcasting Financial Advisory Agreement.

     Under the Capstar Broadcasting Financial Advisory Agreement, Hicks Muse Partners provides investment banking, financial advisory and other similar services with respect to the add-on transactions in which Capstar Broadcasting is involved. Such transactions require additional attention beyond that required to monitor and advise Capstar Broadcasting on an ongoing basis and accordingly Capstar Broadcasting pays separate advisory fees with respect to such matters in addition to those paid in connection with the Capstar Broadcasting Monitoring and Oversight Agreement. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Capstar Broadcasting without the addition of personnel or the engagement of outside professional advisors. The Capstar Broadcasting Financial Advisory Agreement will terminate concurrently with the termination of the Capstar Broadcasting Monitoring and Oversight Agreement.

     Capstar Partners Financial Advisory Agreement. Capstar Partners is subject to a financial advisory agreement (the "Capstar Partners Financial Advisory Agreement") with Hicks Muse Partners. The terms of the Capstar Partners Financial Advisory Agreement are substantially similar to the terms of the Capstar Broadcasting Financial Advisory Agreement.

     For the year ending December 31, 1998, Capstar Broadcasting has paid Hicks Muse Partners financial advisory fees of approximately $49.5 million.

     Upon the consummation of the merger with Chancellor Media:

     - Hicks Muse Partners will receive a fee from Capstar Broadcasting of $17.5 million in satisfaction of its services performed under the Capstar Partners Financial Advisory Agreement and the Capstar Broadcasting Financial Advisory Agreement in connection with the Chancellor Merger; and

     - the Capstar Partners Financial Advisory Agreement will terminate.

STOCKHOLDERS AGREEMENTS

     Affiliate Stockholders Agreement. R. Steven Hicks, five of his children, Capstar BT Partners, L.P. and Capstar Boston Partners, L.L.C. and Capstar L.P. (the "Affiliate Stockholders") have entered into a stockholders agreement with Capstar Broadcasting and Hicks Muse that provides, among other things, that the Affiliate Stockholders may require Capstar Broadcasting, subject to certain registration volume limitations, to effect up to three demand registrations of their Common Stock under the Securities Act of 1933. The stockholders agreement also provides that if Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act, whether or not for its own account, the Affiliate Stockholders will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

     The stockholders agreement also requires the Affiliate Stockholders, subject to certain conditions, to vote their shares (i) in favor of the election to the Board of Directors of Capstar Broadcasting of such individuals as may be designated by Hicks Muse and its affiliates and (ii) on other matters so as to give effect to the agreements contained in the stockholders agreement. If certain conditions are met, including R. Steven Hicks serving as Capstar Broadcasting's President and Chief Executive Officer or beneficially holding not less than 3% of the fully-diluted Common Stock of Capstar Broadcasting, R. Steven Hicks will be one of such designees to serve on the Board of Directors.

     Management Stockholders Agreement. Certain stockholders of Capstar Broadcasting are parties to a stockholders agreement with Capstar Broadcasting and Hicks Muse that provides, among other things, that if Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act of 1933, whether or not for its own account, the stockholders that are parties to the stockholders agreement will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

     GulfStar Stockholders Agreement. Certain stockholders of Capstar Broadcasting are parties to a stockholders agreement with Capstar Broadcasting and Hicks Muse that provides, among other things, that such persons may require Capstar Broadcasting, subject to certain registration volume limitations, to effect up to three demand registrations of their Common Stock under the Securities Act of 1933. The stockholders agreement also provides that if Capstar Broadcasting proposes to register any shares of its Common Stock under the Securities Act of 1933, whether or not for its own account, the parties will be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

MANAGEMENT AND AFFILIATE EQUITY INVESTMENTS

     Hicks Muse and its affiliates (excluding Capstar BT Partners, L.P. and Capstar Boston Partners, L.L.C.) have invested $799.8 million for 61,599,541 shares of Class C Common Stock, which was used to consummate station acquisitions and the repayment of indebtedness. Capstar BT Partners, L.P., an entity controlled by Hicks Muse, has invested $65.2 million for 5,119,724 shares of Class B Common Stock, which was used to consummate station acquisitions and the repayment of indebtedness. Capstar Boston Partners, L.L.C., an entity controlled by Hicks Muse, has invested $3.0 million for 272,727 shares of Class A Common Stock.

     In May 1998, Thomas O. Hicks exchanged 1,200,064 shares of Class B Common Stock for an equal number of shares of Class C Common Stock. In June 1998, Thomas O. Hicks exchanged 219,781 shares of Class C Common Stock for an equal number of shares of Class A Common Stock.

INDEBTEDNESS OF MANAGEMENT

     Mary K. Quass, the president of Central Star, purchased 90,909 shares of Class A Common Stock, in exchange for cash in the amount of $9,091 and a promissory note payable to Capstar Broadcasting in the principal amount of $990,909 and bearing interest at an annual rate of 9%. Ms. Quass repaid the promissory note in January 1998.

     Each of Paul D. Stone and John D. Cullen acquired shares of common stock of GulfStar Communications, Inc. prior to its acquisition by Capstar Broadcasting in exchange for non-recourse promissory notes payable and recourse promissory notes to GulfStar, which notes had aggregate outstanding principal amounts of approximately $548,943, and $1,018,783, respectively, as of March 1, 1999. Before the GulfStar acquisition, the notes were secured by the common stock of GulfStar. In connection with the GulfStar acquisition, the common stock of GulfStar was exchanged for Common Stock. The Common Stock held of record by Mr. Stone and Mr. Cullen now secures such person's obligation under the notes. Two notes of Mr. Stone with an aggregate principal balance of approximately $39,552 as of December 31, 1998 bear interest at a rate of 9% per annum, and Mr. Stone's other notes and Mr. Cullen's note bear interest at 7.6% per annum, each with principal and interest payments payable annually in arrears or, at the option of the holder, such interest payments may be deferred and added to the outstanding principal balance of the note. Each of the notes matures 10 years after the date thereof.

CHANCELLOR MEDIA TRANSACTIONS

     Capstar Radio has retained Katz Media Group, Inc. ("Katz") as its media representative to sell national spot advertising air time. Katz is a wholly-owned subsidiary of Chancellor Media, which is an affiliate of Hicks Muse. In 1998, Capstar Broadcasting paid Katz $4.4 million for media representation services.

     Capstar Radio broadcasts advertising over Capstar Radio's portfolio of stations from The AMFM Radio Networks. The AMFM Radio Networks is a national radio network owned and operated by Chancellor Media. For the year ended December 31, 1998, Capstar Broadcasting recorded approximately $8.3 million in revenue from The AMFM Radio Networks.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) Consolidated Financial Statements

     The financial statements and schedules are listed under Item 8 herein and are hereby incorporated herein by reference.

     (a)(3) Exhibits:

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         2.1.1           -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc.(1)
         2.1.2           -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
         3.1.1           -- Certificate of Incorporation of Capstar Radio.(25)
         3.1.2           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated April 29, 1996.(26)
         3.1.3           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated February 17, 1997.(27)
         3.1.4           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated February 20, 1997.(27)
         3.1.5           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated April 30, 1997.(27)
         3.1.6           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated June 26, 1997.(27)
         3.1.7           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated January 16, 1998.(28)
         3.1.8           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated January 28, 1998.(28)
         3.2.1           -- By-laws of Capstar Radio.(25)
         3.2.2           -- Certificate of Amendment to By-laws of Capstar Radio.(26)
         4.1             -- Indenture, dated June 17, 1997, between Capstar Radio and
                            U.S. Trust Company of Texas, N.A. governing Capstar
                            Radio's outstanding 9 1/4% Senior Subordinated Notes due
                            2007.(5)
         4.2.1           -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of Preferred Stock and Qualifications, Limitations
                            and Restrictions Thereof of 12 5/8% Series E Cumulative
                            Exchangeable Preferred Stock of SFX Broadcasting, Inc.
                            ("SFX"), due October 31, 2006 ("SFX Certificate of
                            Designation").(6)
         4.2.2           -- Certificate of Amendment to SFX Certificate of
                            Designation.(7)
         4.3             -- Indenture, governing SFX's 12 5/8% Subordinated Exchange
                            Debentures due 2006.(8)
         4.4.1           -- Indenture, dated May 31, 1996, between SFX, the
                            guarantors named therein and Chemical Bank, governing
                            SFX's 10 3/4% Senior Subordinated Notes due 2006 (the
                            "10 3/4% SFX Notes Indenture").(9)
         4.4.2           -- First Supplement to 10 3/4% SFX Notes Indenture.(8)
         4.4.3           -- Second Supplement to 10 3/4% SFX Notes Indenture.(8)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         4.4.4           -- Third Supplement to 10 3/4% SFX Notes Indenture.(8)
         4.4.5           -- Fourth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.6           -- Fifth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.7           -- Sixth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.8           -- Seventh Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.9           -- Eighth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.10          -- Ninth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.11          -- Tenth Supplement to 10 3/4% SFX Notes Indenture.(10)
         4.5.1           -- Indenture, dated October 7, 1993, between SFX and
                            Chemical Bank, as trustee, governing SFX's 11 3/8% Senior
                            Subordinated Notes due 2000 (the "11 3/8% SFX
                            Indenture").(11)
         4.5.2           -- First Supplement to 11 3/8% SFX Indenture.(9)
        10.1.1           -- Credit Agreement, dated May 29, 1998, among Capstar
                            Radio, Capstar Partners, Capstar Broadcasting and the
                            financial institutions party thereto.(12)
        10.1.2           -- First Amendment to Credit Agreement.(29)
        10.2             -- Financial Advisory Agreement, dated as of July 1, 1997, between Capstar Broadcasting and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(5)
        10.3             -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Partners and HMCo.(3)
        10.4             -- Monitoring and Oversight Agreement, dated as of July 1,
                            1997, between Capstar Broadcasting and HMCo.(5)
        10.5             -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between Capstar Partners and HMCo.(3)
        10.6             -- Form of Indemnification Agreement between Capstar
                            Broadcasting and each of its directors and officers.(5)+
        10.7.1           -- Employment Agreement, dated February 14, 1997, between
                            Capstar Partners and R. Steven Hicks.(3)+
        10.7.2           -- First Amendment to Employment Agreement, effective July
                            1, 1997, between R. Steven Hicks, Capstar Partners, and
                            Capstar Broadcasting.(13)+
        10.7.3           -- Second Amendment to Employment Agreement.(29)+
        10.8.1           -- Employment Agreement, dated July 1, 1997, between Capstar
                            Broadcasting and Paul D. Stone.(5)+
        10.8.2           -- First Amendment to Employment Agreement.(29)+
        10.9.1           -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and William S. Banowsky, Jr.(5)+
        10.9.2           -- First Amendment to Employment Agreement.(29)+
        10.10.1          -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(14)+
        10.10.2          -- First Amendment to Employment Agreement between GulfStar
                            Communications, Inc. and John D. Cullen.(4)+
        10.11            -- Not Used.
        10.12.1          -- Amended and Restated Capstar Broadcasting Corporation
                            1998 Stock Option Plan.(16)+

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.12.2          -- First Amendment to Amended and Restated Capstar
                            Broadcasting Corporation 1998 Stock Option Plan.(29)+
        10.13.1          -- Form of Incentive Stock Option Agreement.(5)+
        10.13.2          -- Form of Non-Qualified Stock Option Agreement for
                            Employees.(5)+
        10.13.3          -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employees.(14)+
        10.14.1          -- Affiliate Stockholders Agreement, dated October 16, 1996, among Capstar Partners, Hicks Muse, R. Steven Hicks and
                            the security holders listed therein.(3)
        10.14.2          -- First Amendment and Supplement to Affiliate Stockholders
                            Agreement, dated January 27, 1997, by and among Capstar
                            Partners, the securityholders listed therein and Hicks
                            Muse.(3)
        10.14.3          -- Second Amendment to Affiliate Stockholders Agreement,
                            dated February 20, 1997, by and among Capstar Partners,
                            the security holders listed therein and Hicks Muse.(17)
        10.14.4          -- Third Amendment to Affiliate Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
        10.14.5          -- Fourth Amendment to Affiliate Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(2)
        10.15.1          -- Management Stockholders Agreement, dated November 26,
                            1996, among Capstar Partners, the securityholders listed
                            therein and Hicks Muse.(3)
        10.15.2          -- First Amendment to Management Stockholders Agreement,
                            dated January 27, 1997, by and among Capstar Partners and
                            the securityholders listed therein.(3)
        10.15.3          -- Second Amendment to Management Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
        10.15.4          -- Third Amendment to Management Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(2)
        10.16            -- Amended and Restated GulfStar Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            the security holders listed therein, and Hicks Muse.(2)
        10.17.1          -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 323,120 shares of Class C Common
                            Stock.(12)+
        10.17.2          -- Amendments to Warrants of R. Steven Hicks.(29)+
        10.18            -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 255,317 shares of Class C Common
                            Stock.(12)+
        10.19            -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 930,000 shares of Class C Common
                            Stock.(12)+
        10.20.1          -- Stock Purchase Agreement, dated June 12, 1997, by and
                            among Capstar Acquisition Company, Inc., Capstar
                            Partners, Patterson Broadcasting, Inc. and the selling
                            stockholders named therein (the "Patterson Stock Purchase
                            Agreement").(5)
        10.20.2          -- First Amendment to Patterson Stock Purchase
                            Agreement.(14)
        10.20.3          -- Second Amendment to Patterson Stock Purchase
                            Agreement.(18)
        10.20.4          -- Third Amendment to Patterson Stock Purchase
                            Agreement.(18)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.20.5          -- Fourth Amendment to Patterson Stock Purchase
                            Agreement.(18)
        10.21            -- Agreement and Plan of Merger, dated June 16, 1997, by and among GulfStar Communications, Inc., Capstar
                            Broadcasting, CBC-GulfStar Merger Sub, Inc. and the
                            stockholders listed therein.(5)
        10.22.1          -- Agreement and Plan of Merger, dated August 24, 1997, by and among SBI Holding Corporation, SBI Radio Acquisition
                            Corporation and SFX Broadcasting, Inc. (The "SFX Merger
                            Agreement").(19)
        10.22.2          -- Amendment No. 1 to SFX Merger Agreement.(7)
        10.22.3          -- Amendment No. 2 to the SFX Merger Agreement.(20)
        10.23.1          -- Letter Agreement, dated February 20, 1998 between
                            Chancellor Media Corporation of Los Angeles and Capstar
                            Broadcasting ("Chancellor Letter Agreement").(21)
        10.23.2          -- Amendment to Chancellor Letter Agreement.(24)
        10.24            -- Form of Time Brokerage Agreement with Chancellor Media
                            Corporation.(24)
        10.25.1          -- Capstar Broadcasting Corporation Pledge Agreement, dated
                            May 29, 1998, between Capstar Broadcasting and Chancellor
                            Media Corporation of Los Angeles.(12)
        10.25.2          -- Note, dated May 29, 1998, due to Chancellor Media
                            Corporation.(12)
        10.26            -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 187,969 shares of Class C Common Stock.(12)
        10.27            -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 500,000 shares of Class C Common Stock.(12)
        10.28.1          -- Letter of Credit Agreement, dated February 12, 1998
                            between R. Steven Hicks and Banker's Trust Company.(23)
        10.28.2          -- Guaranty and Purchase Agreement, dated February 12, 1998 made by Capstar Radio in favor of Banker's Trust
                            Company.(23)
        10.28.3          -- Letter Agreement between R. Steven Hicks and Capstar
                            Broadcasting.(29)
        10.29.1          -- Warrant, dated April 1, 1998, issued to Paul D. Stone for
                            150,000 shares of Class A Common Stock.(12)+
        10.29.2          -- First Amendment to Warrant.(29)+
        10.30.1          -- Warrant, dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 150,000 shares of Class A Common
                            Stock.(12)+
        10.30.2          -- First Amendment to Warrant.(29)+
        10.31            -- Agreement and Plan of Merger, dated July 23, 1998, among
                            Capstar Radio, TBC Radio Acquisition Corp. and Triathlon
                            Broadcasting Company.(15)
        10.32            -- Letter Agreement, dated January 2, 1998, between Capstar
                            Broadcasting and Chancellor Media Corporation of Los
                            Angeles regarding The AMFM Radio Networks.(29)
        10.33            -- Master Agreement, dated March 6, 1997, between Katz
                            Communications, Inc., Capstar Partners and Gulfstar
                            Communications.(29)
        21.1             -- List of Subsidiaries.*
        27.1             -- Financial Data Schedule.*

---------------

  +  Management contract or compensatory plan or arrangement.

  *  Filed herewith.

 (1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.

 (2) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement on Form S-1, dated May 19, 1998, File No. 333-48819.

 (3) Incorporated by reference to Capstar Partners's Registration Statement on Form S-1, dated April 16, 1997, File No. 333-25263.

 (4) Incorporated by reference to Capstar Partners' and Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 333-25638.

 (5) Incorporated by reference to Capstar Partners's Amendment No. 1 to Registration Statement on Form S-4, dated July 8, 1997, File No. 333-25638.

 (6) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 27, 1997, File No. 000-22486.

 (7) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22486.

 (8) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 17, 1997, File No. 000-22486.

 (9) Incorporated by reference to SFX's Registration Statement on Form S-4, dated June 21, 1996, File No. 333-06553.

(10) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-22486.

(11) Incorporated by reference to SFX's Amendment No. 3 to Registration Statement on Form S-1, dated September 29, 1993, File No. 33-66718.

(12) Incorporated by reference to Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

(13) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 333-25638.

(14) Incorporated by reference to Capstar Partners's Amendment No. 2 to Registration Statement on Form S-4, dated August 5, 1997, File No. 333-25638.

(15) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 333-48819.

(16) Incorporated by reference to Capstar Broadcasting's Amendment No. 2 to Registration Statement on Form S-1, dated May 11, 1998, File No. 333-48819.

(17) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 333-25638.

(18) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated February 13, 1998, File No. 333-25683.

(19) Incorporated by reference to SFX's Current Report on Form 8-K, dated August 26, 1997, File No. 000-22486.

(20) Incorporated by reference to SFX's Current Report on Form 8-K, dated February 17, 1998, File No. 000-22486.

(21) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-1, dated March 27, 1998, File No. 333-48819.

(22) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-8, dated July 27, 1998, File No. 333-59937.

(23) Incorporated by reference to Capstar Broadcasting's Amendment No. 4 to Registration Statement on Form S-1, dated May 21, 1998, File No. 333-48819.

(24) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement or Form S-1, dated May 19, 1998, File No. 333-48819.

(25) Incorporated by reference to Commodore Media, Inc.'s Registration Statement on Form S-4, dated July 26, 1995, File No. 33-92732.

(26) Incorporated by reference to Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-92732.

(27) Incorporated by reference to Capstar Radio's Registration Statement on Form S-4, dated August 6, 1997, File No. 33-92732.

(28) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 33-92732.

(29) Incorporated by reference to Capstar Broadcasting's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-14107.

     (b) Reports on Form 8-K

     Capstar Radio did not file any Form 8-Ks during the last quarter of 1998.

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

                                        CAPSTAR RADIO BROADCASTING PARTNERS,
                                        INC.

                                        By:        /s/ PAUL D. STONE
                                           -------------------------------------
                                                       Paul D. Stone
                                               Executive Vice President and
                                                  Chief Financial Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                 /s/ R. STEVEN HICKS                   Chief Executive Officer and      March 31, 1999
-----------------------------------------------------    Director (Principal Executive
                   R. Steven Hicks                       Officer)

                  /s/ PAUL D. STONE                    Executive Vice President and     March 31, 1999
-----------------------------------------------------    Chief Financial Officer
                    Paul D. Stone                        (Principal Financial and
                                                         Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................    F-3
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1998...............    F-4
Consolidated Statements of Stockholder's Equity for each of
  the three years in the period ended December 31, 1998.....    F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998...............    F-7
Notes to Consolidated Financial Statements..................    F-8

           CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES

Report of Independent Accountants...........................   F-35
Report of Independent Accountants...........................   F-36
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-37
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997, the five months ended May 31,
  1998 and the seven months ended December 31, 1998.........   F-38
Consolidated Statements of Shareholder's Equity for the
  years ended December 31, 1996, 1997, the five months ended
  May 31, 1998 and the seven months ended December 31,
  1998......................................................   F-39
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997, the five months ended May 31,
  1998 and the seven months ended December 31, 1998.........   F-40
Notes to Consolidated Financial Statements..................   F-41

              COMMODORE MEDIA, INC. AND SUBSIDIARIES

Report of Independent Auditors..............................   F-64
Consolidated Statements of Operations for the year ended
  December 31, 1995 and the period from January 1, 1996 to
  October 16, 1996..........................................   F-65
Consolidated Statements of Cash Flows for the year ended
  December 31, 1995 and the period from January 1, 1996 to
  October 16, 1996..........................................   F-66
Notes to Consolidated Statements of Operations and Cash
  Flows.....................................................   F-67

              INDEX TO FINANCIAL STATEMENT SCHEDULES
    CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

Report of Independent Accountants...........................   F-74
Schedule I:
Parent Company Condensed Balance Sheets as of December 31,
  1997 and 1998.............................................   F-75
Parent Company Condensed Statements of Operations for the
  period from inception through December 31, 1996 and the
  years ended December 31, 1997 and 1998....................   F-76
Parent Company Condensed Statements of Cash Flows for the
  period from inception through December 31, 1996 and the
  years ended December 31, 1997 and 1998....................   F-77
Notes to Parent Company Condensed Financial Statements......   F-78
Schedule II -- Valuation and Qualifying Accounts............   F-79

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Capstar Radio Broadcasting Partners, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Capstar Radio Broadcasting Partners, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 26, 1999, except as to Note 3
which is as of March 15, 1999

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   70,719   $   17,117
  Accounts receivable, net of allowance for doubtful
     accounts of $2,889 and $8,352, respectively............      40,350      112,846
  Prepaid expenses and other current assets.................       3,699       20,107
                                                              ----------   ----------
          Total current assets..............................     114,768      150,070
Property and equipment, net.................................     105,505      247,875
Intangibles and other, net..................................     873,544    4,233,139
Other non-current assets....................................       3,055       10,277
                                                              ----------   ----------
          Total assets......................................  $1,096,872   $4,641,361
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $    1,388   $   29,834
  Accounts payable..........................................      10,770       11,615
  Accrued liabilities.......................................      15,977       68,231
  Income taxes payable......................................       2,417       37,776
                                                              ----------   ----------
          Total current liabilities.........................      30,552      147,456
  Long-term debt, net of current portion....................     426,192    1,409,708
  Due to (from) parent......................................      11,580       (1,950)
  Deferred income taxes.....................................     167,233    1,191,213
                                                              ----------   ----------
          Total liabilities.................................     635,557    2,746,427
Commitments and contingencies (Note 14)
Redeemable preferred stock of subsidiary:
Capstar Communications, Inc., Series E Cumulative
  Exchangeable Preferred stock, $.01 par value, 4,150 shares authorized, 1,266 issued and outstanding aggregate
  liquidation preference of $133,944........................          --      148,669
Stockholder's equity:
  Common stock, $.01 par value, 500,000 and 1,500,000 shares authorized; 475,875 and 1,113,068 shares issued and
     outstanding, respectively..............................       4,759       11,131
  Additional paid-in capital................................     491,085    1,820,229
  Unearned compensation.....................................          --       (4,893)
  Accumulated deficit.......................................     (34,529)     (80,202)
                                                              ----------   ----------
          Total stockholder's equity........................     461,315    1,746,265
                                                              ----------   ----------
          Total liabilities and stockholder's equity........  $1,096,872   $4,641,361
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
Gross broadcast revenue.....................................  $ 47,200   $189,820   $568,050
Less: agency commissions....................................    (4,334)   (14,375)   (50,583)
                                                              --------   --------   --------
  Net broadcast revenue.....................................    42,866    175,445    517,467
                                                              --------   --------   --------
Operating expenses:
  Programming, technical and news...........................     9,313     43,073     94,019
  Sales and promotion.......................................    12,808     48,156    137,632
  General and administrative................................     8,360     30,906     72,914
Corporate expenses..........................................     2,300     14,221     23,192
Corporate expenses -- noncash compensation..................     6,176     10,575     21,260
LMA fees....................................................       834      2,519      4,103
Depreciation and amortization...............................     4,137     26,285     95,948
Merger, nonrecurring and systems development expense........        --      4,729     12,970
                                                              --------   --------   --------
Operating income (loss).....................................    (1,062)    (5,019)    55,429
Other income (expense):
  Interest expense..........................................    (6,230)   (28,040)   (87,794)
  Interest income...........................................        34      3,453      3,163
  Loss on sale of broadcasting property.....................        --       (908)        --
  Other.....................................................      (929)        --       (183)
                                                              --------   --------   --------
Loss before benefit for income taxes, dividends and
  accretion on preferred stock of subsidiary and
  extraordinary item........................................    (8,187)   (30,514)   (29,385)
Benefit for income taxes....................................       323      4,910        796
Dividends and accretion on preferred stock of subsidiary....        --         --      9,779
                                                              --------   --------   --------
Loss before extraordinary item..............................    (7,864)   (25,604)   (38,368)
Extraordinary loss on early extinguishment of debt, net of
  tax benefit of $707, $1,473, and $3,282, respectively.....     1,188      2,403      7,305
                                                              --------   --------   --------
Net loss....................................................    (9,052)   (28,007)   (45,673)
Dividends, accretion and redemption of preferred stocks.....     1,350      7,071         --
                                                              --------   --------   --------
Loss attributable to common stock...........................  $(10,402)  $(35,078)  $(45,673)
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     GULFSTAR COMMUNICATIONS, INC.
                                             -----------------------------------------------------------------------------
                                                                      CLASS A             CLASS B             CLASS C
                                               COMMON STOCK        COMMON STOCK        COMMON STOCK        COMMON STOCK
                                             -----------------   -----------------   -----------------   -----------------
                                             NUMBER OF    PAR    NUMBER OF    PAR    NUMBER OF    PAR    NUMBER OF    PAR
                                              SHARES     VALUE    SHARES     VALUE    SHARES     VALUE    SHARES     VALUE
                                             ---------   -----   ---------   -----   ---------   -----   ---------   -----
GULFSTAR COMMUNICATIONS, INC.:
Balance at December 31, 1995...............      10      $  1        38      $  1         6      $ --        --      $ --
  Issuance of Common stock.................       5        --        --        --        --        --        --        --
  Issuance of Class A Common stock.........      --        --         2        --        --        --        --        --
  Issuance of Class B Common stock.........      --        --        --        --        --        --        --        --
  Issuance of Class C Common stock.........      --        --        --        --        --        --         3         1
  Conversion of Common stock to Class A
    Common stock...........................     (10)       --        10        --        --        --        --        --
  Conversion of Class A and B Common stock
    to Common stock........................       6        --        (1)       --        (6)       --        --        --
  Issuance of warrants.....................      --        --        --        --        --        --        --        --
  Accrued interest on Stock subscriptions
    receivable.............................      --        --        --        --        --        --        --        --
  Dividends and accretion on Redeemable
    preferred stock........................      --        --        --        --        --        --        --        --
  Unearned compensation-stock issued for
    nonrecourse notes......................      --        --        --        --        --        --        --        --
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
Balance at October 17, 1996................      --        --        --        --        --        --        --        --
  Net loss.................................      --        --        --        --        --        --        --        --
                                                ---      ----       ---      ----       ---      ----       ---      ----
Balance at December 31, 1996...............      11         1        49         1        --        --         3         1
GULFSTAR COMMUNICATIONS, INC.:
  Issuance of Common stock.................      --        --        --        --        --        --        --        --
  Conversion of Class A Common stock to
    Class C Common stock...................      --        --       (39)       --        --        --        39        --
  Conversion of Class C Common stock to
    Class A Common stock...................      --        --        10        --        --        --       (10)       --
  Dividends and accretion on Redeemable
    preferred stock........................      --        --        --        --        --        --        --        --
  Accrued interest on Stock subscriptions
    receivable.............................      --        --        --        --        --        --        --        --
  Payments received on Stock subscriptions
    receivable.............................      --        --        --        --        --        --        --        --
  Compensation expense.....................      --        --        --        --        --        --        --        --
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
  Issuances of Common stock................      --        --        --        --        --        --        --        --
  Equity contribution from Parent..........      --        --        --        --        --        --        --        --
  Compensation expense.....................      --        --        --        --        --        --        --        --
  Issuance of shares in connection with
    merger.................................     (11)       (1)      (20)       (1)       --        --       (32)       (1)
  Redemption of Redeemable preferred stock
    by Parent..............................      --        --        --        --        --        --        --        --
  Dividends................................      --        --        --        --        --        --        --        --
  Net loss.................................      --        --        --        --        --        --        --        --
                                                ---      ----       ---      ----       ---      ----       ---      ----
Balance at December 31, 1997...............      --        --        --        --        --        --        --        --
  Issuance of Common stock.................      --        --        --        --        --        --        --        --
  Equity contribution from Parent..........      --        --        --        --        --        --        --        --
  Dividends................................      --        --        --        --        --        --        --        --
  Unearned compensation related to shares
    to be issued to seller.................      --        --        --        --        --        --        --        --
  Unearned compensation related to granting
    of employee stock options..............      --        --        --        --        --        --        --        --
  Compensation expense.....................      --        --        --        --        --        --        --        --
  Net loss.................................      --        --        --        --        --        --        --        --
                                                ---      ----       ---      ----       ---      ----       ---      ----
Balance at December 31, 1998...............      --      $ --        --      $ --        --      $ --        --      $ --
                                                ===      ====       ===      ====       ===      ====       ===      ====

                                                   GULFSTAR COMMUNICATIONS, INC.
                                             -----------------------------------------

                                             ADDITIONAL       STOCK
                                              PAID-IN     SUBSCRIPTIONS     UNEARNED
                                              CAPITAL      RECEIVABLE     COMPENSATION
                                             ----------   -------------   ------------
GULFSTAR COMMUNICATIONS, INC.:
Balance at December 31, 1995...............   $    365       $  (333)       $    --
  Issuance of Common stock.................      1,378        (1,390)            --
  Issuance of Class A Common stock.........        184            --             --
  Issuance of Class B Common stock.........         31            --             --
  Issuance of Class C Common stock.........        358          (298)            --
  Conversion of Common stock to Class A
    Common stock...........................         --            --             --
  Conversion of Class A and B Common stock
    to Common stock........................         --            --             --
  Issuance of warrants.....................      3,884            --             --
  Accrued interest on Stock subscriptions
    receivable.............................         69           (69)            --
  Dividends and accretion on Redeemable
    preferred stock........................     (1,350)           --             --
  Unearned compensation-stock issued for
    nonrecourse notes......................      6,950            --         (1,518)
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
Balance at October 17, 1996................         --            --             --
  Net loss.................................         --            --             --
                                              --------       -------        -------
Balance at December 31, 1996...............     11,869        (2,090)        (1,518)
GULFSTAR COMMUNICATIONS, INC.:
  Issuance of Common stock.................        300          (300)
  Conversion of Class A Common stock to
    Class C Common stock...................         --            --             --
  Conversion of Class C Common stock to
    Class A Common stock...................         --            --             --
  Dividends and accretion on Redeemable
    preferred stock........................     (1,693)           --             --
  Accrued interest on Stock subscriptions
    receivable.............................        131          (131)            --
  Payments received on Stock subscriptions
    receivable.............................         --            36             --
  Compensation expense.....................      7,232                        1,518
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
  Issuances of Common stock................         --            --             --
  Equity contribution from Parent..........         --            --             --
  Compensation expense.....................         --            --             --
  Issuance of shares in connection with
    merger.................................    (12,461)        2,485             --
  Redemption of Redeemable preferred stock
    by Parent..............................     (5,378)           --             --
  Dividends................................         --            --             --
  Net loss.................................         --            --             --
                                              --------       -------        -------
Balance at December 31, 1997...............         --            --             --
  Issuance of Common stock.................         --            --             --
  Equity contribution from Parent..........         --            --             --
  Dividends................................         --            --             --
  Unearned compensation related to shares
    to be issued to seller.................         --            --             --
  Unearned compensation related to granting
    of employee stock options..............         --            --             --
  Compensation expense.....................         --            --             --
  Net loss.................................         --            --             --
                                              --------       -------        -------
Balance at December 31, 1998...............   $     --       $    --        $    --
                                              ========       =======        =======

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      CAPSTAR RADIO BROADCASTING PARTNERS, INC.
                                                   -----------------------------------------------
                                                      COMMON STOCK                                     RETAINED
                                                   -------------------   ADDITIONAL                    EARNINGS         TOTAL
                                                   NUMBER OF     PAR      PAID-IN       UNEARNED     (ACCUMULATED   STOCKHOLDER'S
                                                    SHARES      VALUE     CAPITAL     COMPENSATION     DEFICIT)        EQUITY
                                                   ---------   -------   ----------   ------------   ------------   -------------
GULFSTAR COMMUNICATIONS, INC.:
  Balance at December 31, 1995...................        --    $    --   $       --     $    --        $  2,530      $    2,564
  Issuance of Common stock.......................        --         --           --          --              --             (12)
  Issuance of Class A Common stock...............        --         --           --          --              --             184
  Issuance of Class B Common stock...............        --         --           --          --              --              31
  Issuance of Class C Common stock...............        --         --           --          --              --              61
  Conversion of Common stock to Class A Common
    stock........................................        --         --           --          --              --              --
  Conversion of Class A and B Common stock to
    Common stock.................................        --         --           --          --              --              --
  Issuance of warrants...........................        --         --           --          --              --           3,884
  Accrued interest on Stock subscriptions
    receivable...................................        --         --           --          --              --              --
  Dividends and accretion on Redeemable preferred
    stock........................................        --         --           --          --              --          (1,350)
  Unearned compensation-stock issued for
    nonrecourse notes............................        --         --           --          --              --           5,432
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
  Balance at October 17, 1996....................   106,757      1,068      125,110          --              --         126,178
    Net loss.....................................        --         --           --          --          (9,052)         (9,052)
                                                   ---------   -------   ----------     -------        --------      ----------
Balance at December 31, 1996.....................   106,757      1,068      125,110          --          (6,522)        127,920
GULFSTAR COMMUNICATIONS, INC.:
  Issuance of Common stock.......................        --         --           --          --              --              --
  Conversion of Class A Common stock to Class C
    Common stock.................................        --         --           --          --              --              --
  Conversion of Class C Common stock to Class A
    Common stock.................................        --         --           --          --              --              --
  Dividends and accretion on Redeemable preferred
    stock........................................        --         --           --          --              --          (1,693)
  Accrued interest on Stock subscriptions
    receivable...................................        --         --           --          --              --              --
  Payments received on Stock subscriptions
    receivable...................................        --         --           --          --              --              36
  Compensation expense...........................        --         --           --          --              --           8,750
CAPSTAR RADIO BROADCASTING PARTNERS, INC.:
  Issuances of Common stock......................   284,155      2,841      342,173          --              --         345,014
  Equity contribution from Parent................        --         --       39,233          --              --          39,233
  Compensation expense...........................        --         --        1,825          --              --           1,825
  Issuance of shares in connection with merger...    84,963        850       40,572          --              --          31,443
  Redemption of Redeemable preferred stock by
    Parent.......................................        --         --           --          --              --          (5,378)
  Dividends......................................        --         --      (57,828)         --              --         (57,828)
  Net loss.......................................        --         --           --          --         (28,007)        (28,007)
                                                   ---------   -------   ----------     -------        --------      ----------
Balance at December 31, 1997.....................   475,875    $ 4,759   $  491,085     $    --        $(34,529)     $  461,315
  Issuances of Common stock......................   637,193      6,372      859,132          --              --         865,504
  Equity contribution from Parent................        --         --      715,307          --              --         715,307
  Dividends......................................        --         --     (271,448)         --              --        (271,448)
  Unearned compensation related to shares to be
    issued to seller.............................        --         --        5,428      (5,428)             --              --
  Unearned compensation related to granting of
    employee stock options.......................        --         --          878        (878)             --              --
  Compensation expense...........................        --         --       19,847       1,413              --          21,260
  Net loss.......................................        --         --           --          --         (45,673)        (45,673)
                                                   ---------   -------   ----------     -------        --------      ----------
Balance at December 31, 1998.....................  1,113,068   $11,131   $1,820,229     $(4,893)       $(80,202)     $1,746,265
                                                   =========   =======   ==========     =======        ========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1996        1997         1998
                                                           ---------   ---------   -----------
Cash flows from operating activities:
  Net loss...............................................  $  (9,052)  $ (28,007)  $   (45,673)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Loss on early extinguishment of debt................      1,188       2,403         7,305
     Depreciation and amortization.......................      4,137      26,285        95,948
     Noncash interest....................................      2,626       4,735           588
     Deferred income taxes...............................        546      (5,388)      (21,468)
     Noncash compensation expense........................      6,176      10,575        21,260
     Dividends and accretion on preferred stock of
       subsidiary........................................         --          --         9,779
     Allocated expenses from Parent......................         --       7,075            --
     Write-off of pending acquisition costs..............        105          --            --
     Provision for uncollectible accounts receivable.....        661       2,044         5,916
     Loss on sale of broadcasting property...............         --         908            --
     Changes in assets and liabilities, net of effects of
       acquisitions:
       Accounts receivable...............................     (5,331)    (12,029)       (1,669)
       Prepaid expenses and other current assets.........       (784)        837        (1,967)
       Accounts payable and accrued liabilities..........     (1,662)        253         3,416
       Due to parent.....................................         --          --       (13,529)
       Income taxes payable..............................         --       2,417       (59,924)
                                                           ---------   ---------   -----------
          Net cash provided by (used in) operating
            activities...................................     (1,390)     12,108           (18)
                                                           ---------   ---------   -----------
Cash flows from investing activities:
  Proceeds from sale of broadcasting property............         --      35,932       229,180
  Purchase of property and equipment.....................     (2,115)     (9,051)      (44,798)
  Payments for acquisitions, net of cash acquired........   (149,612)   (495,775)   (1,451,372)
  Payments for pending acquisitions......................     (1,542)     (6,840)       (9,590)
  Income tax liability indemnity payments................         --          --        92,968
  Other investing activities, net........................       (198)       (822)       (4,206)
                                                           ---------   ---------   -----------
          Net cash used in investing activities..........   (153,467)   (476,556)   (1,187,818)
                                                           ---------   ---------   -----------
Cash flows from financing activities:
  Proceeds from long-term debt and credit facilities.....     29,647     406,618     1,174,500
  Repayment of long-term debt and credit facilities......    (13,210)   (165,249)     (983,758)
  Payments of financing related costs....................     (2,936)    (16,614)       (8,887)
  Net proceeds from issuance of common stock.............    125,434     308,934       865,504
  Net proceeds from issuance of preferred stock..........     20,979          --            --
  Net proceeds from issuance of warrants.................      3,884          --            --
  Equity contributions by parent.........................         --          --       477,531
  Redemption of preferred stock..........................         --        (811)     (135,207)
  Advances from parent...................................         --       2,238            --
  Dividends paid on common stock.........................         --      (9,110)     (245,941)
  Dividends paid on preferred stock......................         --          --        (9,508)
                                                           ---------   ---------   -----------
          Net cash provided by financing activities......    163,798     526,006     1,134,234
Net increase (decrease) in cash and cash equivalents.....      8,941      61,558       (53,602)
Cash and cash equivalents at beginning of period.........        220       9,161        70,719
                                                           ---------   ---------   -----------
Cash and cash equivalents at end of period...............  $   9,161   $  70,719   $    17,117
                                                           =========   =========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND BUSINESS:

     Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio"), a holding company controlled by Hicks, Muse, Tate & Furst Equity Fund III, L.P. ("HM Fund III") and its affiliates, and its direct and indirect wholly-owned subsidiaries (collectively, "the Company") operate in a single reportable industry segment, which segment encompasses the ownership and management of radio broadcast stations located primarily in mid-sized markets throughout the United States. At December 31, 1998, the Company owned and operated, provided programming to or sold advertising on behalf of 220 FM stations and 97 AM stations located in 78 markets.

     On October 16, 1996, Capstar Broadcasting Partners, Inc. ("Capstar Partners"), a wholly-owned subsidiary of Capstar Broadcasting Corporation ("Capstar Broadcasting"), acquired Capstar Radio and its wholly-owned subsidiaries pursuant to a merger agreement dated June 21, 1996.

     In July 1997, the Company acquired GulfStar Communications, Inc. ("Former GulfStar"), a company controlled by the general partner of HM Fund III. Pursuant to the merger agreement, each share of Former GulfStar's common stock was converted into shares of the Company subject to a conversion ratio calculated based on the relative value of the Company and Former GulfStar, principally determined by utilizing projected broadcast cash flows for the year ended December 31, 1998. As a result of the merger, Former GulfStar became a wholly-owned subsidiary. Due to the fact that the Company and Former GulfStar were under common control at the time of the merger, the transfer of the assets and liabilities of Former GulfStar has been accounted for at historical cost in a manner similar to a pooling-of-interests except that the acquisition by the Company of the minority interest of Former GulfStar has been accounted for by the purchase method. For financial accounting purposes the merger with Former GulfStar resulted in a change in reporting entity and the restatement of the financial statements for all periods prior to July 1997, to give retroactive effect to the merger and present the combined consolidated results of operations of the Company and its direct and indirect wholly-owned subsidiaries and Former GulfStar for the periods the entities were under common control.

     Separate results of operations of the combining entities to the date of the merger are as follows:

                                                      YEAR ENDED      SIX MONTHS
                                                     DECEMBER 31,   ENDED JUNE 30,
                                                         1996            1997
                                                     ------------   --------------
                                                                     (UNAUDITED)
Net broadcast revenue:
  Capstar Radio....................................    $ 10,303        $ 41,862
  GulfStar.........................................      32,563          23,294
                                                       --------        --------
                                                       $ 42,866        $ 65,156
                                                       ========        ========
Extraordinary item:
  Capstar Radio....................................    $     --        $    851
  GulfStar.........................................       1,188              --
                                                       --------        --------
                                                       $  1,188        $    851
                                                       ========        ========
Net loss:
  Capstar Radio....................................    $ (3,757)       $ (7,156)
  GulfStar.........................................      (8,200)         (8,842)
                                                       --------        --------
                                                       $(11,957)       $(15,998)
                                                       ========        ========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The 10 3/4% Senior Subordinated Notes Due 2006 ("the 10 3/4% CCI Notes") and the 11 3/8% Senior Subordinated Notes Due 2000 ("the 11 3/8% CCI Notes") are guaranteed by every direct and indirect subsidiary of Capstar Communications, Inc. ("CCI"). The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned. CCI is a holding company with no assets, liabilities or operations other than its investment in its subsidiaries. Separate financial statements of each guarantor have not been included as management has determined that they are not material to investors.

  Cash Equivalents

     For purposes of the accompanying consolidated statement of cash flows, the Company considers highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

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

  Intangible Assets

     FCC licenses and goodwill represent the excess of cost over the fair values of the identifiable tangible and other intangible net assets acquired. Other intangible assets comprise costs incurred for pending acquisitions, noncompete agreements, deferred financing costs and costs related to favorable tower and facility leases. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. Approximately $2,936, $25,169 and $8,887 of new financing costs were incurred for the years ended December 31, 1996, 1997 and 1998, respectively. Deferred financing costs are amortized by the interest method over the life of the related debt. Accumulated amortization related to deferred financing costs at December 31, 1997 and 1998 was approximately $1,209 and $2,366, respectively.

     The Company periodically evaluates intangible and other long-lived assets for potential impairment in accordance with the provisions of APB Opinion 17, "Intangible Assets," and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," by analyzing the operating results, future cash flows on an undiscounted basis, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impact. At this time, in the opinion of management, no impairment has occurred.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Exchange of Radio Stations

     The Company records the exchange of radio stations in accordance with APB Opinion No. 16, "Business Combinations". The net book value of the station given up is removed from the accounts and the station received is recorded at fair value, with any resulting gain or loss included in results of operations.

  Income Taxes

     The Company's operating results are included in the consolidated federal income tax return of its parent. Tax provisions in the accompanying financial statements have been prepared on a stand-alone basis with any net current tax liability due to federal taxing authorities resulting from inclusion of the Company's activities in its parent's consolidated tax return being reflected as due to its parent.

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

  Advertising Costs

     The Company incurs various marketing and promotional costs to add and maintain listenership. These are expensed as incurred and totaled approximately $2,668, $5,731 and $27,990 for the years ended December 31, 1996, 1997 and 1998, respectively.

  Local Marketing Agreements ("LMA")/Joint Sales Agreements ("JSA")

     From time to time, the Company enters into LMAs and JSAs, with respect to radio stations owned by third parties including radio stations that it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The agreements terminate upon the acquisition of the property. It is the Company's policy to expense the fees as incurred as a component of operating income (loss). The Company accounts for payments received pursuant to LMAs of owned stations as net revenue to the extent that the payment received represents a reimbursement of the Company's ownership costs.

  Barter Transactions

     The Company barters advertising time for products and services. Such transactions are recorded at the estimated fair value of the products or services received. Barter revenue is recorded when commercials are broadcast and related expenses are recorded when the bartered product or service is used.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

  Uncertainties and Use of Estimates and Assumptions

     The radio broadcasting industry is subject to federal regulation by the Federal Communications Commission ("FCC"). These governmental regulations and policies could change over time and there can be no assurance that such changes would not have a material impact upon the Company.

     The Company's pending acquisition, exchange and merger agreements are subject to various governmental approvals, including the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the FCC under the Communications Act of 1934, as amended.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Segment Information

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

  Reclassifications

     Certain amounts in 1996 and 1997 have been reclassified to conform to the 1998 presentation.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. CHANCELLOR MERGER AGREEMENT

     On August 26, 1998, Capstar Broadcasting and Chancellor Media Corporation ("Chancellor Media"), an affiliate of the Company, entered into an agreement to merge (the "Chancellor Merger") in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Under the merger agreement:

     - Chancellor Media will acquire Capstar Broadcasting in a reverse merger in which Capstar Broadcasting will be renamed Chancellor Media Corporation;

     - each share of Class A Common Stock and Class C Common Stock will represent 0.4955 shares of voting common stock in the combined entity;

     - each share of Class B Common Stock will represent 0.4955 shares of nonvoting common stock of the combined entity;

     - each share of Chancellor Media common stock will represent one share of the combined entity; and

     - each share of Chancellor Media preferred stock will represent one share of preferred stock of the combined entity.

     The completion of the merger depends upon the satisfaction of a number of conditions. There can be no assurance that all of the conditions to the merger will be satisfied. Either company may waive compliance with the conditions at its discretion if permitted by law.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks Muse and the individual directors of Hicks Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

4. INITIAL PUBLIC OFFERING BY CAPSTAR BROADCASTING

     On May 29, 1998, Capstar Broadcasting completed an initial public offering (the "Offering") in which Capstar Broadcasting sold 31,000 shares of its Class A Common Stock at $19.00 per share for net proceeds to Capstar Broadcasting of $551,308 after deducting underwriting discounts and commissions and offering expenses of $37,692. The shares sold by Capstar Broadcasting represented approximately 28.8% of the outstanding shares of Capstar Broadcasting on May 29, 1998. Capstar Broadcasting contributed the net proceeds from the Offering to Capstar Partners which then contributed the net proceeds from the Offering to Capstar Radio. Capstar Radio used this contribution to fund a portion of the acquisition of SFX Broadcasting, Inc., a Delaware corporation ("SFX"), as discussed in Note 5 below.

5. ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

  SFX Acquisition and Related Transactions

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("SFX Parent"), acquired SFX, which has been renamed CCI. The acquisition was effected through the merger (the "SFX Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent ("Sub"), with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became an indirect wholly-owned subsidiary of Capstar Radio. The total consideration paid by the Company for SFX was approximately $1,300,000, including direct costs of the acquisition (the "SFX Merger Consideration"). Consummation of

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the SFX Merger and related transactions increased the Company's portfolio of stations by 81 owned and operated radio stations (60 FM and 21 AM) and two radio stations on which the Company sells commercial time.

     The SFX Merger and other related transactions, including (i) certain station acquisitions and dispositions completed contemporaneously with the SFX Merger (as discussed below), (ii) the repayment of outstanding indebtedness of approximately $313,000 of SFX under the existing credit facility of SFX, (iii) the redemption of approximately $154,000 aggregate principal amount of the 10 3/4% CCI Notes (as discussed in Note 10), and (iv) the redemption of approximately $119,600 aggregate liquidation preference of CCI's 125/8% Series E Cumulative Exchangeable Preferred Stock, par value $.01 per share ("CCI Series E Preferred Stock") (as discussed in Note 11), were financed with (A) the net proceeds from the Offering, (B) borrowings of $590,600 (the "Capstar Loan") under the Capstar Credit Facility (as defined in Note 10), (C) borrowings of $150,000 by Capstar Broadcasting from Chancellor Media, and (D) net proceeds of approximately $221,429 from sales of certain assets.

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into a Letter Agreement (the "Chancellor Exchange Agreement") pursuant to which Capstar Broadcasting agreed to exchange 11 SFX stations in the Dallas, Houston, San Diego and Pittsburgh markets ("Chancellor Exchange Stations") having an aggregate deemed market value of $637,500 for certain stations to be acquired by Chancellor Media during the three-year period ending February 20, 2001 (the "Exchange Period"). SFX station KODA-FM, which is a Chancellor Exchange Station, was exchanged for certain radio stations in the Austin, Texas and the Jacksonville, Florida markets concurrently with the consummation of the SFX Merger. The remaining Chancellor Exchange Stations will be exchanged for mid-sized market radio stations to be identified by Capstar Broadcasting and paid for by Chancellor Media. Capstar Broadcasting and Chancellor Media intend for the exchange transactions to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Capstar Broadcasting, however, bears all risks related to the tax treatment of the exchanges. Capstar Broadcasting has agreed not to solicit, initiate or encourage the submission of proposals for the acquisition of the Chancellor Exchange Stations or to participate in any discussions for such purpose during the Exchange Period, other than as contemplated under the Chancellor Exchange Agreement. Concurrently with the consummation of the SFX Merger, Chancellor Media began providing services to the Chancellor Exchange Stations (other than KODA-FM, which was acquired, via an exchange of radio stations by Chancellor Media) pursuant to separate local marketing agreements ("LMAs") until such stations are exchanged. Chancellor Media retains the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. The LMA fees earned by the Company will decrease as the Chancellor Exchange Stations are exchanged. During the pendency of the Chancellor Merger, the Company does not anticipate effecting any exchanges with Chancellor Media.

     On May 21, 1998, SFX completed the acquisition of three radio stations (two FM and one AM) in the Nashville, Tennessee market from Sinclair Broadcasting Group for an aggregate purchase price of approximately $35,000 in cash (the "Nashville Purchase Price"). SFX funded the Nashville Purchase Price with excess cash on hand.

     On May 29, 1998, CCI exchanged station KODA -FM in Houston, Texas for Chancellor Media radio stations WAPE-FM and WFYV-FM in Jacksonville, Florida and approximately $90,250 in cash (the "KODA Exchange"). In an exchange under
Section 1031 of the Code, the indirect, wholly-owned subsidiaries of CCI, through a qualified intermediary, used the $90,250 in cash received from Chancellor Media to acquire radio stations KASE-FM, KVET-AM and KVET-FM in Austin, Texas. The deemed value of the KODA Exchange was $143,250.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of four radio stations (three FM and one AM) in the Greenville, South Carolina market for approximately $35,000 in cash to Clear Channel Radio, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company assigned the assets of four radio stations (two FM and two AM) in the Fairfield, Connecticut market with an aggregate fair market value at such date of approximately $15,000 to a trust, whose trustee is Henry M. Rivera (the "Trustee") and whose beneficiary is Capstar Broadcasting. The Trustee is currently attempting to sell the stations to a third party. Upon a sale, the Trustee will distribute the proceeds to the Company.

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

     On May 29, 1998, due to governmental restrictions on multiple station ownership, CCI completed the sale of the assets of one FM radio station in the Houston, Texas market for $54,000 in cash to HBC Houston, Inc. and HBC Houston License Corporation. Pursuant to an agreement with Chancellor Media, CCI paid 50% of the sale proceeds in excess of $50,000, approximately $1,730, to Chancellor Media.

  Other Acquisitions and Dispositions

     In addition to the SFX Merger and other related transactions described above, during the years ended December 31, 1996, 1997 and 1998, the Company acquired numerous radio stations and related broadcasting property and equipment, all of which have been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The excess of purchase price over the fair value of net tangible assets acquired is allocated to intangible assets, primarily FCC licenses. The results of operations associated with the acquired radio stations have been included in the accompanying consolidated financial statements from the dates of acquisition. The acquisition activity was funded primarily through equity infusions by HM Fund III and long-term borrowings.

     All consideration paid for the acquisitions scheduled below consisted solely of cash, notes and the exchange of certain assets except where common stock was issued as listed. Common stock was valued at the estimated fair value at the date the terms of the acquisitions were agreed to and announced.

                                         STATIONS
                                         ACQUIRED                                             NUMBER OF      AMOUNT
                                        ----------     DATE OF                                 SHARES       ASSIGNED
TRANSACTION                             FM     AM    ACQUISITION   PURCHASE OF      COST       ISSUED       PER SHARE
-----------                             ---    ---   -----------   -----------   ----------   ---------     ---------
1996:
  Sonance Communications(b)...........   6      2    April         Stock         $    1,065      0.217(a)    $1,130
  SBG Communications(b)...............   1      1    July          Assets             4,038         --           --
  Ranger(b)...........................   2      1    July          Assets             6,305         --           --
  Tshirhart(b)........................   1     --    July          Assets               315         --           --
  Eagle of Texas(b)...................   1     --    August        Assets               728         --           --
  Stansell(b).........................   1     --    August        Assets             2,061      0.016(a)    $2,000
  Steller(b)..........................   1     --    September     Assets             1,551         --           --
  Steller(b)..........................   1     --    September     Assets             1,812         --           --
  Commodore Media.....................  18     12    October       Stock            122,016         --           --
  Adventure Communications............   4      3    October       Assets            12,600         --           --

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         STATIONS
                                         ACQUIRED                                             NUMBER OF      AMOUNT
                                        ----------     DATE OF                                 SHARES       ASSIGNED
TRANSACTION                             FM     AM    ACQUISITION   PURCHASE OF      COST       ISSUED       PER SHARE
-----------                             ---    ---   -----------   -----------   ----------   ---------     ---------
  KWTX Broadcasting(b)................   1      1    November      Assets             4,172         --           --
  Comcorp(b)..........................   1     --    December      Assets             6,385         --           --
                                                                                 ----------
                                                                                 $  163,048
                                                                                 ==========
1997:
  Tippie Communications(b)............   1     --    January       Assets        $    2,490         --           --
  South Plains Broadcasting(b)........   1      1    February      Assets             3,166         --           --
  J. Thomas Development(b)............   3      1    February      Assets             6,292         --           --
  Osborn Communications...............  12      6    February      Stock            102,923    163.636(a)    $   11
  Noalmark(b).........................   2     --    March         Assets            11,471         --           --
  Space Coast: EZY/Roper/City.........   3      2    April         Assets            12,038         --           --
  Taylor Communications...............   1      1    April         Assets             1,308         --           --
  Ft. Smith(b)........................   1      1    May           Assets             3,456         --           --
  Miller Broadcasting(b)..............   2     --    May           Stock              4,967         --           --
  Dixie Broadcasting..................   1      2    May           Stock             23,442         --           --
  Cavalier Communications.............   4      1    July          Assets             8,267         --           --
  Community Pacific...................   6      5    July          Assets            35,907         --           --
  Stephens Radio(b)...................   1     --    July          Stock              2,647         --           --
  McForhun/Livingston.................   1      1    August        Assets             7,968         --           --
  Benchmark Communications............  20     10    August        Assets           192,128    157.895(a)    $13.30
  Emerald City Radio Partners.........   1     --    August        Assets            10,024         --           --
  Madison Radio Group.................   4      2    August        Assets            41,662         --           --
  Booneville Broadcasting.............   1     --    September     Assets             1,648         --           --
  WRIS, Inc...........................   1     --    September     Assets             3,374         --           --
  American General Media..............   1     --    October       Assets             3,409         --           --
  Griffith Communications.............   3     --    October       Assets             5,789         --           --
  KLAW Broadcasting...................   2     --    October       Assets             2,539         --           --
  Ameron Broadcasting.................   2      1    October       Assets            32,606         --           --
  KJEM-FM.............................   1     --    October       Assets             1,986         --           --
  COMCO Broadcasting..................   4      2    November      Assets             7,160         --           --
                                                                                 ----------
                                                                                 $  528,667
  Acquisition of GulfStar minority
    interest..........................               July          Stock             31,695   2,383.093(a)   $13.30
                                                                                 ----------
                                                                                 $  560,362
                                                                                 ==========
1998:
  Knight Radio, Inc. and Affiliates...   5      3    January       Assets            66,180         --           --
  Quass Broadcasting Company..........   2      1    January       Stock             16,281         --           --
  East Penn Broadcasting, Inc.........  --      1    January       Assets             2,010         --           --
  Patterson Broadcasting, Inc.........  25     14    January       Stock            227,186         --           --
  Commonwealth Broadcasting of
    Arizona, L.L.C. ..................   2      1    February      Assets             5,514         --           --
  Brantly Broadcast Associates........   1     --    February      Assets             1,735         --           --
  KOSO, Inc...........................   1     --    April         Assets             8,472         --           --
  Americom II and Americom Las Vegas
    Limited Partnership...............   3      1    April         Assets            26,662         --           --
  KDOS, Inc...........................   1      1    April         Assets             3,532         --           --
  Grant Radio Group...................  --      1    May           Assets             3,440         --           --
  SFX Merger..........................  60     21    May           Stock          1,279,656         --           --
  Class Act of Texas, Inc.............   1      1    June          Assets             1,068         --           --
  KRNA, Inc...........................   1     --    June          Assets             6,398         --           --
  The University of Alaska............   1     --    June          Assets               221         --           --
  CBS Radio, Inc......................   2      2    July          Assets             6,505         --           --

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         STATIONS
                                         ACQUIRED                                             NUMBER OF      AMOUNT
                                        ----------     DATE OF                                 SHARES       ASSIGNED
TRANSACTION                             FM     AM    ACQUISITION   PURCHASE OF      COST       ISSUED       PER SHARE
-----------                             ---    ---   -----------   -----------   ----------   ---------     ---------
  Watertown Radio Associates Limited
    Partnership and Lake Champlain
    Radio Corporation.................   2     --    July          Assets             5,923         --           --
  Jacor Broadcasting Corporation......  --      1    August        Assets             5,000         --           --
  Ogallala Broadcasting Company.......   2      1    September     Assets             4,100         --           --
  Boswell Broadcasting Incorporated...   1     --    September     Assets            11,750         --           --
  Foley Broadcasting, LP..............   1     --    October       Assets             2,755         --           --
  Jim Gibbons Radio, Inc..............   1      1    October       Stock             21,226         --           --
  SunGroup, Inc.......................   1     --    October       Assets             5,838         --           --
                                                                                 ----------
                                                                                 $1,711,452
                                                                                 ==========

---------------

(a)  Common Stock

(b)  Acquired by GulfStar prior to the GulfStar acquisition by the Company.

     Additionally, in April 1998, the Company acquired Prophet Systems, Inc., a manufacturer, seller and distributor of combination hardware-software devices which permit the remote programming of radio station broadcasts, for aggregate consideration of approximately $15,000 in cash and approximately $500 in acquisition costs. Pursuant to the asset purchase agreement, Capstar Broadcasting will issue 286 shares of Class A Common Stock, upon the satisfaction of certain conditions contained in the asset purchase agreement.

     The acquisitions are summarized in the aggregate by period as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1996       1997        1998
                                                      --------   --------   ----------
Consideration:
  Cash and notes....................................  $153,050   $493,353   $1,612,052
  Common stock (0.233 Former GulfStar shares and
     2,705 shares in 1996 and 1997, respectively)...       276     35,595           --
  Acquisition costs.................................     9,251     31,414       78,218
  Exchange of assets................................       471         --       21,182
                                                      --------   --------   ----------
          Total.....................................  $163,048   $560,362   $1,711,452
                                                      ========   ========   ==========
Assets acquired and liabilities assumed:
  Cash..............................................  $  6,120   $ 12,297   $   20,161
  Accounts receivable...............................     9,020     14,657       88,894
  Prepaid expenses and other........................       590      2,853       96,352
  Property and equipment............................    23,471     76,050      131,420
  Intangible assets.................................   290,243    578,137    3,657,443
  Other assets......................................       704      1,051          224
  Accounts payable..................................    (5,811)    (7,843)     (11,967)
  Accrued liabilities...............................      (882)    (5,242)    (125,612)
  Long-term debt....................................   (82,706)   (20,711)    (812,509)
  Preferred stock...................................        --         --     (283,605)
  Capital lease obligations.........................      (127)      (465)        (619)
  Deferred income taxes.............................   (77,574)   (90,422)  (1,048,730)
                                                      --------   --------   ----------
          Total.....................................  $163,048   $560,362   $1,711,452
                                                      ========   ========   ==========

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In addition to the SFX Merger and other related transactions described above, during the years ended December 31, 1997 and 1998, the Company sold or otherwise disposed of radio stations and related broadcasting property and equipment as follows:

                                                STATIONS
                                                DISPOSED
                                                ---------     DATE OF
                 TRANSACTION                    FM    AM    DISPOSITION   SALE OF   SALES PRICE
                 -----------                    ---   ---   -----------   -------   -----------
1997:
  Osborn Ft. Myers............................   2     1    April         Assets      $11,000
  Bryan Broadcasting Operating Company,
     Inc......................................   1     1    September     Stock           600
  BBR, LLC....................................   1    --    September     Assets       40,000
  Chinook Concert Broadcasters................  --     1    November      Assets          135
1998:
  Clear Channel Radio, Inc....................   1     1    January       Assets       29,000
  Clear Channel Radio, Inc....................   2     2    February      Assets       20,000
  SWJDR, Corp.................................   1    --    February      Assets        3,335
  Westchester Radio, LLC......................   2     1    April         Assets       35,103
  Americom Las Vegas Limited Partnership......   2     1    April         Assets        4,432
  Cumulus Broadcasting, Inc...................   2    --    July          Assets        7,750
  Jacor Broadcasting Corporation..............  --     1    August        Assets        5,000
  Boswell Broadcasting Incorporated...........   1    --    September     Assets       11,750

     The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 1997 and 1998 as if the acquisitions and dispositions completed as of December 31, 1998 had occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions and dispositions been made as of that date or of results which may occur in the future.

                                                              PRO FORMA
                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                          1997          1998
                                                       ----------     ---------
                                                             (UNAUDITED)
Net broadcast revenue................................  $ 570,944      $637,774
Loss before extraordinary item.......................   (103,001)      (87,912)
Net loss.............................................   (105,404)      (95,217)

     Subsequent to December 31, 1998, the Company acquired 11 FM and 3 AM radio stations and related broadcast equipment through two acquisitions for aggregate consideration of approximately $13,600. The acquisitions were funded primarily through cash on hand. The Company previously operated all 14 of these stations under either LMA's or JSA's.

     On July 23, 1998, the Company agreed to acquire Triathlon Broadcasting Company ("Triathlon"; Nasdaq: TBCOA, TBCOL) in a transaction valued at approximately $190,000. The Company will pay approximately $130,000 in cash to acquire all of the outstanding shares of common and preferred stock of Triathlon and will assume approximately $60,000 of debt. Triathlon owns and operates or programs 32 stations in six markets: Wichita, Kansas (4 FM and 2 AM); Colorado Springs, Colorado (2 FM / 2 AM); Lincoln, Nebraska (4 FM); Omaha, Nebraska (3 FM / 1 AM); Spokane, Washington (5 FM / 3 AM); and Tri-Cities, Washington (4 FM/ 2
AM). Triathlon also owns Pinnacle Sports Productions, L.L.C., a regional sports network that controls the rights to University of Nebraska football and other sports events.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company has entered into numerous agreements, including the Triathlon agreement discussed above, to acquire additional radio stations (28 FM and 11
AM) and related broadcast equipment for aggregate consideration of approximately $228,000. The Company currently operates 13 of these stations under either LMA's or JSA's.

     In December 1998, an affiliate of the Company agreed to purchase the assets of LAN International, Inc.'s business of developing, marketing, selling, licensing and servicing specialized computer systems and software for use in the radio and television industry. The purchase price of the acquisition is up to $27,000 of which $15,000 will be due at the closing of the transaction. The remaining $12,000 will be due to LAN International if the business meets certain post-closing financial goals. The Company expects to complete the acquisition in May 1999.

     The Company has also entered into agreements for the disposition of 2 FM and 5 AM stations for aggregate consideration of approximately $15,500. The carrying value of net assets to be sold related to these stations approximated the contract sales price.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consists of the following:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1997      1998
                                                            ------    -------
Barter receivable.........................................  $1,983    $ 6,972
Prepaid expenses..........................................   1,318      5,312
Computer hardware inventory...............................      --      3,024
Other.....................................................     398      4,799
                                                            ------    -------
                                                            $3,699    $20,107
                                                            ======    =======

7. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                         DEPRECIABLE      DECEMBER 31,
                                         DEPRECIATION       LIFE       -------------------
                                            METHOD         (YEARS)       1997       1998
                                         -------------   -----------   --------   --------
Buildings and improvements.............  Straight-line      5-20       $ 16,819   $ 49,522
Broadcasting and other equipment.......  Straight-line      3-20         84,331    205,579
Equipment under capital lease
  obligations..........................  Straight-line       3-5          1,356      1,012
                                                                       --------   --------
                                                                        102,506    256,113
Accumulated depreciation and
  amortization.........................                                 (10,211)   (27,533)
                                                                       --------   --------
                                                                         92,295    228,580
Land...................................                                  13,210     19,295
                                                                       --------   --------
                                                                       $105,505   $247,875
                                                                       ========   ========

     Depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 was approximately $1,531, $8,017 and $18,305, respectively.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. INTANGIBLES

     Intangibles consists of the following:

                                                      AMORTIZABLE       DECEMBER 31,
                                     AMORTIZATION        LIFE       ---------------------
                                        METHOD          (YEARS)       1997        1998
                                    ---------------   -----------   --------   ----------
FCC licenses......................   Straight-line        40        $840,179   $4,226,990
Goodwill..........................   Straight-line        40          26,576       28,868
Noncompete agreements.............   Straight-line        1-3          6,115       17,052
Deferred financing costs..........  Interest Method       --          12,967       18,046
Other.............................   Straight-line        3-5          7,076       21,792
                                                                    --------   ----------
                                                                     892,913    4,312,748
Less accumulated amortization.....                                   (25,248)     (97,699)
                                                                    --------   ----------
                                                                     867,665    4,215,049
Pending acquisition costs.........                                     5,879       18,090
                                                                    --------   ----------
                                                                    $873,544   $4,233,139
                                                                    ========   ==========

     Amortization expense of intangible assets for the years ended December 31, 1996, 1997 and 1998 was approximately $2,606, $18,268 and $77,643, respectively.

9. ACCRUED LIABILITIES

     Accrued liabilities consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Accrued compensation.....................................  $ 4,221    $ 3,657
Accrued acquisition costs................................    5,284      9,714
Accrued interest.........................................      960     27,843
Accrued commissions......................................    2,403      9,865
Barter payable...........................................    1,082      5,329
Accrued music license fees...............................      437      1,939
Accrued health insurance.................................      304      1,597
401(k) withholdings......................................      421      1,000
Accrued property taxes...................................      397        772
Other....................................................      468      6,515
                                                           -------    -------
                                                           $15,977    $68,231
                                                           =======    =======

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1997         1998
                                                       --------    ----------
Capstar Credit Facility..............................  $141,700    $  909,000
9 1/4% Capstar Radio Notes, $200,000 principal,
  including unamortized discount of $762 and $711,
  respectively.......................................   199,238       199,289
13 1/4% Capstar Radio Notes..........................    79,816            --
10 3/4% CCI Notes, $294,134 principal, including
  unamortized premium of $29,339.....................        --       323,473
11 3/8% CCI Notes....................................        --           566
Capital lease obligations and other notes payable at
  various interest rates.............................     6,826         7,214
                                                       --------    ----------
                                                        427,580     1,439,542
Less current portion.................................    (1,388)      (29,834)
                                                       --------    ----------
                                                       $426,192    $1,409,708
                                                       ========    ==========

  Credit Facility

     In connection with the SFX Merger, Capstar Radio, as the borrower, entered into a new credit agreement, dated as of May 29, 1998, as amended (the "Capstar Credit Facility"), with Capstar Broadcasting, Capstar Partners, and the financial institutions party thereto. The Capstar Credit Facility consists of a $500,000 revolving loan, a $450,000 term loan facility (the "A Term Loan") and a $400,000 term loan (the "B Term Loan"). The Capstar Credit Facility also contains mechanisms that permit Capstar Radio to request additional term loans and revolving credit loans in an aggregate amount up to $550,000; provided, however, that all such additional loans are subject to future commitment availability and approval from the banks and are not currently available under the Capstar Credit Facility. The revolving loan matures on November 30, 2004. The A Term Loan provides for scheduled loan repayments from August 31, 1999 to November 30, 2004. The B Term Loan provides for scheduled loan repayments from August 31, 1998 to May 31, 2005. Up to $150,000 of the revolving loan commitment is available to Capstar Radio for the issuance of letters of credit. As of December 31, 1998, $428,955 was available for borrowing under the Capstar Credit Facility due to an outstanding balance of $909,000 and letters of credit of $10,045, subject to financial covenants contained in the credit facility and the indentures that govern the indebtedness of Capstar Broadcasting's subsidiaries. Due to the Company replacing its previous credit facility with the Capstar Credit Facility, an extraordinary loss, net of tax, of approximately $2,487 was recognized in the second quarter of 1998.

     The revolving loans and the term loans bear interest at a rate based, at the option of Capstar Radio, on (i) a base rate defined as the higher of 1/2 of 1% in excess of the federal reserve reported certificate of deposit rate or the administrative agent bank's prime lending rate, plus an incremental rate or (ii) the Eurodollar rate, plus an incremental rate. The weighted-average interest rates on revolving loans outstanding at December 31, 1998 was 7.66%. Capstar Radio pays fees ranging from 0.25% to 0.50% per annum on the aggregate unused portion of the loan commitment based on the leverage ratio for the most recent quarter end. In addition, Capstar Radio is required to pay letter of credit fees.

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

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

  9 1/4% Capstar Radio Notes

     On June 17, 1997, Capstar Radio issued $200.0 million in aggregate principal amount of its 9 1/4% Senior Subordinated Notes due July 1, 2007. On September 16, 1997, Capstar Radio exchanged its 9 1/4% Senior Subordinated Notes due 2007 (the "9 1/4% Capstar Radio Notes"), which were registered under the Securities Act of 1933, for all of the outstanding notes issued on June 17, 1997. The 9 1/4% Capstar Radio Notes are general uncollateralized obligations of Capstar Radio and are subordinated to all senior indebtedness of Capstar Radio. The 9 1/4% Capstar Radio Notes may be redeemed at anytime on or after July 1, 2002, in whole or in part, at the option of Capstar Radio at prices ranging from 104.625% at July 1, 2002 and declining to 100% on or after July 1, 2005, plus in each case accrued and unpaid interest. In addition, prior to July 1, 2001, Capstar Radio may redeem up to 25% of the original aggregate principal amount of the 9 1/4% Capstar Radio Notes at a redemption price of 109.25% plus accrued and unpaid interest with net proceeds of one or more public equity offerings or major asset sales. Upon the occurrence of a change of control (as defined in the 9 1/4% Capstar Radio Notes indenture), the holders of the 9 1/4% Capstar Radio Notes have the right to require Capstar Radio to purchase all or a portion of the 9 1/4% Capstar Radio Notes at a price equal to 101% plus accrued and unpaid interest. The 9 1/4% Capstar Radio Notes indenture contains limitations on incurrence of additional indebtedness, issuance of preferred stock of subsidiaries and restricted payments, as well as other restrictive covenants. The effective interest rate of the 9 1/4% Capstar Radio Notes is 10.29%, calculated from June 17, 1997.

  13 1/4% Capstar Radio Notes

     On March 30, 1998, Capstar Radio announced an offer to purchase for cash any and all of its $76,808 aggregate principal amount of 13 1/4% Senior Subordinated Notes due 2003 (the "13 1/4% Capstar Radio Notes"). On April 28, 1998, Capstar Radio purchased all of the outstanding 13 1/4% Capstar Radio Notes for an aggregate purchase price of $90,200 including a $10,700 purchase premium and $2,700 of accrued interest, resulting in an extraordinary loss of approximately $4,818, net of tax, which was recognized in the second quarter of 1998.

  10 3/4% CCI Notes and 11 3/8% CCI Notes

     After the consummation of the SFX Merger, CCI remained liable for the $450,000 in aggregate principal amount of the 10 3/4% CCI Notes. Interest is payable semi-annually on May 15 and November 15 of each year until maturity on May 15, 2006. The notes are uncollateralized obligations of CCI and are subordinate to all senior debt of CCI. The effective interest rate of the 10 3/4% CCI Notes is 9.11%.

     On July 3 1998, pursuant to the terms of the indenture governing the 10 3/4% CCI Notes, CCI redeemed $154,000 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $172,800

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

including a $16,600 redemption premium and $2,200 of accrued interest. (The carrying value of the 10 3/4% CCI Notes approximated their fair value at the date of the SFX Merger).

     The SFX Merger resulted in a change of control under the indenture governing the 10 3/4% CCI Notes and the 11 3/8% CCI Notes. Pursuant to a change of control offer to acquire all of the outstanding 10 3/4% CCI Notes and 11 3/8% CCI Notes, each of which commenced on June 8, 1998, CCI purchased on July 10, 1998 $1,866 aggregate principal amount of the 10 3/4% CCI Notes for an aggregate purchase price of $1,915, including an $18 purchase premium and $31 of accrued interest. (The carrying value of the 10 3/4% CCI Notes approximated their fair value at the date of the SFX Merger). No 11 3/8% CCI Notes were tendered for repurchase.

     The 10 3/4% CCI Notes indenture contains restrictive provisions that, among other things, limit the ability of CCI to incur additional indebtedness, pay dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of their assets to any other person. Substantially all of the assets of CCI are restricted.

     The 10 3/4% CCI Notes and 11 3/8% CCI Notes are guaranteed by every direct and indirect subsidiary of CCI. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned. CCI is a holding company with no assets, liabilities or operations other than its investment in its subsidiaries.

  Other

     In January 1997, the Company entered into an interest rate swap agreement designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of the swap is to reduce certain exposures to interest rate fluctuations. At December 31, 1998, this interest rate swap had a notional amount of $26,000, and a portfolio of a variable rate debt outstanding in the amount of $909,000. Under this agreement, the Company is receiving a weighted-average variable rate equal to LIBOR and paying a weighted-average fixed interest rate of 6.34%. The weighted-average LIBOR rate applicable to this agreement was 5.07% at December 31, 1998. Interest expense was increased by $124 and $170 for 1997 and 1998, respectively. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the determination of cash settlements under the agreements. The interest rate swap agreement matures on January 31, 2000.

     In conjunction with the merger with Former GulfStar, the Company paid off the then outstanding Former GulfStar credit facility. As a result, the company recognized an extraordinary charge relating to the payoff of approximately $2,403, net of income tax benefit, of unamortized deferred financing costs.

     During 1996, Capstar Radio significantly modified the terms of its existing reducing revolver loans and accelerated the maturity date from March 31, 2003 to December 31, 1996. In connection with this modification, Capstar Radio recognized an extraordinary charge relating to the write-off of approximately $1,188, net of income tax benefit, of unamortized deferred financing costs.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The scheduled maturities of the Company's outstanding long-term debt at December 31, 1998 for each of the next five years and thereafter are as follows:

1999........................................................   $   29,834
2000........................................................       63,929
2001........................................................       71,895
2002........................................................       82,927
2003........................................................      182,195
Thereafter..................................................    1,008,762
                                                               ----------
                                                               $1,439,542
                                                               ==========

11. REDEEMABLE PREFERRED STOCK

  CCI

     All 2,392 shares of CCI Series E Preferred Stock remained outstanding after the consummation of the SFX Merger. Dividends on the CCI Series E Preferred Stock accumulate from the date of issuance at the rate per share of $12.625 per annum, and are payable semi-annually on January 15 and July 15 of each year. Dividends may be paid, at CCI's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of CCI Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. In 1998, CCI paid $7,517 of dividends in the form of new shares and $1 in cash dividends. At December 31, 1998, CCI had $7,327 recorded in accrued dividends.

     The Certificate of Designation contains restrictive provisions that, among other things, limit the ability of CCI to incur additional indebtedness, pay dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of their assets to any other person. Substantially all of the CCI assets are restricted.

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

     On July 3, 1998, pursuant to the terms of the Certificate of Designation that governs the CCI Series E Preferred Stock (the "CCI Certificate of Designation"), CCI redeemed $119,600 aggregate liquidation preference, or 1,196 shares, of the CCI Series E Preferred stock for an aggregate purchase price of $141,700, including a $15,100 redemption premium and $7,000 of accrued dividends. (The carrying value of the CCI Exchange Notes approximated their fair value at the date of the SFX Merger.)

     The SFX Merger resulted in a change of control under the CCI Certificate of Designation. Pursuant to change of control offers to acquire all of the outstanding CCI Series E Preferred Stock, which commenced on June 8, 1998, CCI Purchased on July 10, 1998 $500 aggregate liquidation preference, or 5 shares, of the CCI Series E Preferred Stock for an aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends. (The carrying value of the CCI Exchange Notes approximated their fair value at the date of the SFX Merger.)

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  GulfStar Preferred

     In connection with issuance of its 12% redeemable preferred shares, Former GulfStar granted, to the holders of the preferred shares, warrants for the purchase of 8 shares of Former GulfStar's common stock at a rate of $.01 per share.

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

12. NONCASH COMPENSATION EXPENSE

  Warrants

     During 1996 and 1997, Capstar Broadcasting issued warrants to the Company's Chief Executive Officer ("CEO"). In April 1998, Capstar Broadcasting (i) amended and restated these warrants which give the holder to the right to purchase up to 1,508 shares of Capstar Broadcasting Class C Common Stock at exercise prices ranging from $14.40 to $18.10 per share, (ii) granted two additional warrants to the CEO to purchase up to 188 shares and 500 shares of Capstar Broadcasting Class C Common stock at an exercise price of $17.10 and $14.00 per share, respectively, and (iii) granted warrants to two other executive officers of Capstar Broadcasting to purchase up to an aggregate of 300 shares of Capstar Broadcasting Class A Common Stock at an exercise price of $14.00 per share. In July 1998, a director of Capstar Broadcasting was granted a warrant to purchase 200 shares of Capstar Broadcasting Class A Common Stock at an exercise price of $14.00 per share. The warrants expire ten years or less from the date of issue depending on the warrant agreement. Certain of the warrants can be exercised at any time prior to the expiration date. The remaining warrants cannot be exercised prior to a triggering event. Depending on the warrant agreement, the warrant will not be exercisable until (i) June 30, 2001 or immediately preceding a sale of the Company (as defined by the warrant agreement) or (2) if the fair market value of the Capstar Broadcasting Class A Common Stock, calculated on a daily basis, equals or exceeds $60.00 per share for a period of 180 consecutive days during the period from the date of grant of the warrant through May 31, 2003.

     The terms of certain of these warrants give rise to variable treatment for accounting purposes. In accordance with Accounting Principles Board ("APB") Opinion No. 25, compensation expense is measured at each reporting period and recognized based on the specific terms of the warrants. The Company recognized noncash compensation of approximately $744, $1,825 and $8,546 in 1996, 1997 and 1998, respectively.

     With the exception of the warrant to purchase 500 shares at $14.00 which was granted to the CEO, upon consummation of the merger with Chancellor Media, each warrant will fully vest and be exercisable.

     A rollforward of the warrant activity has been included in the equity instruments tables below.

  Stock Subscriptions

     Former GulfStar issued approximately 1.6 million shares of common stock since 1994 for prices ranging from $0.62 to $8.04 per share. In each case, Former GulfStar received recourse and non-recourse notes for 25% and 75% of the purchase price, respectively.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Former GulfStar applied APB Opinion No. 25 in accounting for the stock issued for non-recourse notes. The compensation cost charged against income was approximately $5,432, $8,750 and $11,217 in 1996, 1997 and 1998, respectively.
For certain of the sales to employees during 1996, compensation expense is considered unearned until Former GulfStar's rights to repurchase the shares expire in accordance with the terms of underlying securities purchase agreement. Such rights expired during 1997 upon the merger of Former GulfStar and the Company.

     In conjunction with the acquisition of Former GulfStar by Capstar Broadcasting in July 1997, all of Former GulfStar's then outstanding common stock and stock subscriptions were exchanged for Capstar Broadcasting common stock and stock subscriptions.

  Stock Options

     In 1998, Capstar Broadcasting adopted the 1998 Stock Option Plan (the "Plan") providing for the granting of options to purchase shares of Capstar Broadcasting common stock to the Company's key employees and eligible non-employees, as defined by the Plan and determined by Capstar Broadcasting Board Directors. The Plan replaced the prior stock option plan. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation," which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

     As of December 31, 1998, an aggregate of 4,700 shares was approved for issuance under the Plan. The Plan provides for the issuance of both Incentive Stock Options ("ISOs") as well as options not qualifying as ISOs within the meaning of the Internal Revenue Code of 1986, as amended. At the time of the grant, the Company's Board of Directors determines the exercise price and vesting schedules. Under the terms of the Plan, the option price per share of ISOs to a person who, at the time such ISO is granted, owns shares of the Company or any Related Entity, which possess more than 10% of the total combined voting power of all classes of shares of the Company or of any related entity, the option exercise price shall not be less than 110% of the fair market value per share of common stock at the date the option is granted. Options may not be granted with a term beyond 2008. Generally, 20% of each option is exercisable one year after the grant and an additional 1/60 becomes exercisable each month thereafter.

     The Plan has been amended to provide that, upon the consummation of the merger with Chancellor Media, with respect to any outstanding options, if on or before the second anniversary of the consummation of the merger, the employment of an optionee is terminated (other than for cause, voluntary resignation, death or disability) or an optionee resigns after a material diminution of their duties, the optionee's options will vest in full and the options may be exercised until the termination of the option.

     In April 1998, Capstar Broadcasting granted 585 options at an exercise price of $17.50. Accordingly, the Company recorded unearned compensation of $878 for the difference between $17.50 and the initial public offering price of $19.00. The unearned compensation is being expensed ratably over the five year vesting period.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Equity Instrument Tables

     A summary of the status of Capstar Broadcasting's equity instrument (option and warrant) activity and related information follows:

                                                           YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                                1996                 1997                 1998
                                         ------------------   ------------------   ------------------
                                                  WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                   AVERAGE              AVERAGE              AVERAGE
                                                  EXERCISE             EXERCISE             EXERCISE
                                         SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                         ------   ---------   ------   ---------   ------   ---------
Outstanding at beginning of year.......      --    $   --     1,304     $13.14      3,189    $13.58
Granted................................   1,304     13.14     2,067      13.45      3,798     17.36
Exercised or forfeited.................      --        --        --         --        137     12.89
Cancelled..............................      --        --       182       9.02        155     14.84
                                         ------    ------     -----     ------     ------    ------
Outstanding at end of year.............   1,304    $13.14     3,189     $13.58      6,695    $15.71
                                         ======               =====                ======
Equity instruments exercisable at end
  of year..............................     744               1,139                 1,664
                                         ======               =====                ======
Weighted-average grant-date fair value
  of equity instruments granted equal
  to market value at date of grant.....  $ 4.92               $8.38                $14.97
                                         ======               =====                ======
Weighted average grant date fair value
  of equity instruments granted greater
  than market value at date of grant...  $ 5.41               $5.93                $ 6.60
                                         ======               =====                ======
Weighted average grant-date fair value
  of equity instruments granted less
  than market value at date of grant...  $   --               $  --                $12.87
                                         ======               =====                ======

     As required by SFAS No. 123, pro forma information regarding net loss has been determined as if the Company had accounted for its equity instruments under the fair value method. The fair value for these equity instruments was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, 1997 and 1998, respectively; risk free interest rates of 5.84%, 6.16% and 5.41%; no dividend; volatility factors of the expected market price of the company's common stock of 68.15%; and weighted-average expected lives of the options of three and five years.

     For purposes of pro forma disclosures, the estimated fair value of the equity instruments is amortized to expense over the options' vesting period. The impact on the pro forma results which follow may not be representative of compensation expense in future years when the effect of the amortization of multiple awards may be reflected in the amounts. Had the Company adopted the cost provision of SFAS No. 123 net loss for 1996, 1997 and 1998 would approximate the pro forma amounts below:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1996       1997       1998
                                                       --------   --------   --------
Net loss:
  As reported........................................  $ (9,052)  $(28,007)  $(45,673)
  Pro forma..........................................   (13,972)   (33,362)   (56,546)

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes information about Capstar Broadcasting's equity instruments outstanding at December 31, 1998:

                                                 EQUITY INSTRUMENTS OUTSTANDING
                          ----------------------------------------------------------------------------
                                               WEIGHTED-                                   EXERCISABLE
                                                AVERAGE     WEIGHTED        NUMBER          WEIGHTED
                               NUMBER          REMAINING    AVERAGE       EXERCISABLE        AVERAGE
                           OUTSTANDING AT     CONTRACTUAL   EXERCISE          AT            EXERCISE
RANGE OF EXERCISE PRICES  DECEMBER 31, 1998      LIFE        PRICE     DECEMBER 31, 1998      PRICE
------------------------  -----------------   -----------   --------   -----------------   -----------
 $7.10 - 7.10.........             47(1)          3.2        $ 7.10             23           $ 7.10
  10.00 - 10.00.......            240             7.9         10.00            157            10.00
  11.00 - 11.00.......            437             4.1         11.00            255            11.00
  13.30 - 13.30.......            729             4.7         13.30            182            13.30
  14.00 - 14.00.......          1,000             4.4         14.00             --               --
  14.40 - 14.40.......            930             7.8         14.40            744            14.40
  15.40 - 15.40.......            255             8.1         15.40            204            15.40
  17.10 - 17.10.......            188             9.3         17.10             --            17.10
  17.50 - 17.50.......            557             5.5         17.50             --               --
  18.10 - 18.10.......            323             8.5         18.10             99            18.10
  19.00 - 19.00.......          1,989             5.9         19.00             --               --
                                -----             ---        ------          -----           ------
                                6,695             5.8        $15.71          1,664           $13.58
                                =====                                        =====

---------------

(1) These options were assumed by the Company as part of the merger with Former GulfStar and were accounted for as a portion of the acquisition of minority interest.

13. INCOME TAXES

     All of the Company's revenues were generated in the United States. The components of the benefit for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1996      1997       1998
                                                         -------   -------   --------
Current:
  Federal..............................................  $(1,112)  $   162   $ 13,672
  State................................................      243       316      7,000
Deferred:
  Federal..............................................      503    (4,942)   (18,537)
  State................................................       43      (446)    (2,931)
                                                         -------   -------   --------
          Total benefit................................  $  (323)  $(4,910)  $   (796)
                                                         =======   =======   ========

     Approximately $707, $1,473 and $3,282 of benefit for income taxes was allocated to an extraordinary loss on early extinguishment of debt in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1997 and 1998, respectively. For purposes of the foregoing components of benefit for income taxes, such intra-period allocation is treated to have affected the deferred components.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 35% to loss before income taxes and extraordinary items for the following reasons:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1996       1997       1998
                                                        -------   --------   --------
U.S. federal income tax at statutory rate.............  $(2,865)  $(10,680)  $(10,285)
State income taxes, net of federal benefit............      189       (915)     2,645
Nondeductible compensation expense....................    1,847      3,325      3,955
Other items, primarily nondeductible expenses and
  deferred tax adjustments............................      506      3,360      2,889
                                                        -------   --------   --------
                                                        $  (323)  $ (4,910)  $   (796)
                                                        =======   ========   ========

     The net deferred tax liability consists of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1997        1998
                                                        --------   ----------
Deferred tax liabilities:
  Property and equipment and intangible asset basis
     differences and related depreciation and
     amortization.....................................  $197,712   $1,249,976
Deferred tax assets:
  Miscellaneous.......................................     4,193        9,155
  Unamortized discount on long-term debt..............     1,582       11,719
  Net operating loss carryforwards....................    30,800       46,840
                                                        --------   ----------
          Total deferred tax assets...................    36,575       67,714
  Valuation allowance for deferred tax assets.........    (6,096)      (8,951)
                                                        --------   ----------
          Net deferred tax asset......................    30,479       58,763
                                                        --------   ----------
          Net deferred tax liability..................  $167,233   $1,191,213
                                                        ========   ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The Company expects the majority of deferred tax assets at December 31, 1998 to be realized as a result of the reversal during the carryforward period of existing taxable temporary differences giving rise to deferred tax liabilities and the generation of taxable income in the carryforward period.

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $123,000, including approximately $94,300 acquired in connection with the acquisition of certain subsidiaries. The acquired net operating losses are SRLY to the acquired subsidiaries that generated the losses. If not previously utilized, net operating loss carryforwards expire at various dates from 1999 through 2018. Management considers that it is more likely than not that a portion of these loss carryforwards will not ultimately be realized, and has recorded a related valuation allowance as of December 31, 1998.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. COMMITMENTS AND CONTINGENCIES

  Employee Benefit Plan

     During 1997, the Company established a 401(k) Plan for the benefit of all eligible employees. Eligible participants under this plan are defined as all full-time employees with three months of service. All eligible participants may elect to contribute a portion of their compensation to the plan subject to Internal Revenue Service limitations. The Company makes matching contributions to the plan at a rate of 25%, to an annual maximum of 6% of each participant's annual salary. Contribution expense under the plan was $300 and $2,260 for the years ended December 31, 1997 and 1998, respectively.

  Leases

     The Company leases real property, office space, broadcasting and office equipment under various noncancelable operating leases. Certain of the Company's operating leases contain escalation clauses, renewal options and/or purchase options. Rent expense was approximately $913, $2,490 and $8,468 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Future minimum payments under noncancelable operating lease are as follows:

                                                              OPERATING
                                                               LEASES
                                                              ---------
1999........................................................   $16,289
2000........................................................    11,794
2001........................................................     7,640
2002........................................................     6,276
2003........................................................     4,810
Thereafter..................................................    15,980
                                                               -------
          Total minimum lease payments......................   $62,789
                                                               =======

  Employment Agreements

     The Company has employment agreements with its executive officers and other key employees, the terms of which expire at various times through December 2003. Such agreements provide for minimum salary levels, which may be adjusted from time to time, as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1998, excluding bonuses, was approximately $46,049.

  Legal

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against Capstar Communications. Noddings alleges that Capstar Communications breached a warrant agreement that Noddings contends requires Capstar Communications to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment. Specifically, Noddings alleges that Capstar Communications has violated the warrant agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998, (the date immediately following the record date of

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the distribution of stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the court:

     - declare that on the exercise of its warrants Capstar Communications transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant;

     - require Capstar Communications to pay 0.2983 shares of common stock of SFX Entertainment per warrant and, (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998;

     - in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial; and

     - award costs and attorneys' fees.

     In March 1999, the court issued an opinion dismissing two of Nodding's counts and granting summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment stock per warrant. Capstar Communication intends to continue to defend this action through a motion for reargument and if necessary an appeal.

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

  Other

     The Company is partially self-insured for employee medical insurance risks, subject to specific retention levels. Self-insurance costs are accrued based upon the aggregate of the estimated liability for reported claims and estimated liabilities for claims incurred but not reported. The Company has recorded approximately $516, $2,658 and $8,079 for self-insurance costs for the years ended December 31, 1996, 1997 and 1998, respectively.

15. RELATED PARTY TRANSACTIONS

  Monitoring and Oversight Agreement

     The Company has entered into a monitoring and oversight agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"). Pursuant thereto, the Company has agreed to pay to Hicks Muse Partners an annual fee for ongoing financial oversight and monitoring services. The annual fee is adjustable upward or downward at the end of each fiscal year to an amount equal to 0.2% of the budgeted consolidated annual net sales of the Company for the then-current fiscal year; provided, that such fee shall at no time be less that $100 per year. For the years ended December 31, 1996, 1997 and 1998, the Company incurred $21, $378 and $819 respectively, relating to the Monitoring and Oversight Agreement.

     The Monitoring and Oversight Agreement makes available on an ongoing basis the resources of Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided, until consummation of the Chancellor Merger, by Hicks Muse Partners could not otherwise be obtained by the Company without the addition of personnel or the engagement of outside professional advisors. The Chancellor Merger Agreement provides that upon the consummation of the Chancellor Merger, the Monitoring and Oversight Agreement will be terminated, and in consideration therefore, the Company shall make a one-time cash payment of $14,202 to Hicks Muse Partners on the date of closing.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Financial Advisory Agreements

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

     Pursuant to the Financial Advisory Agreement, Hicks Muse Partners provides investment banking, financial advisory and other similar services with respect to the add-on transactions in which the Company is involved. Such transactions require additional attention beyond that required to monitor and advise the Company on an ongoing basis and, accordingly, the Company pays separate financial advisory fees with respect to such matters in addition to those paid in connection with the Monitoring and Oversight Agreement. The services that have been and will continue to be provided by Hicks Muse Partners could not have otherwise been obtained by the Company without the addition of personnel or the engagement of outside professional advisors. For the years ended December 31, 1996, 1997 and 1998, the Company incurred financial advisory fees in the amount of approximately $5,654, $10,586 and $49,473, respectively. The Chancellor Merger Agreement provides that upon the consummation of the Chancellor Merger, the Company shall make a cash payment of $17,500 to Hicks Muse Partners on the date of closing in satisfaction of its services performed under the Financial Advisory Agreement in connection with the Chancellor Merger.

  Chancellor Media Transactions

     The Company has retained Katz Media Group, Inc. ("Katz") as its media representative to sell national spot advertising air time. Katz is a wholly-owned subsidiary of Chancellor Media which was acquired by Chancellor Media in October of 1997. Since Chancellor Media's acquisition of Katz, the Company expensed approximately $400 and $4,400 for media representation services from Katz in 1997 and 1998, respectively. At December 31, 1997 and 1998, the Company had an accrued liability to Katz of approximately $700 and $3,400, respectively. Also, at December 31, 1998, the Company had a receivable of approximately $2,200 from Katz.

     In 1998, the Company entered into an agreement with The AMFM Radio Networks, a wholly-owned subsidiary of Chancellor Media. The AMFM Radio Networks sells airtime of the Company's participating radio stations to national advertisers, for which the Company receives revenue share. For the year ended December 31, 1998, the Company recorded $8,257 in related revenue. At December 31, 1998, the Company had a receivable of approximately $1,500 from the AMFM Radio Networks.

     As stated in Note 5, in 1998, the Company began earning LMA revenue from Chancellor Media under the Chancellor Exchange Agreement. For the year ended December 31, 1998, the Company earned LMA fees of approximately $28,800 from the Chancellor Exchange Stations.

  Former GulfStar

     On April 16, 1996, Former GulfStar acquired all of the outstanding capital stock of Sonance Communications, Inc. ("Sonance") in exchange for 0.542 shares of Former GulfStar's Class C common stock, 1.626 shares of Former GulfStar's Class A common stock and approximately $619 of cash. Total consideration for the acquisition, including acquisition costs, was approximately $1,065. The primary assets of Sonance were broadcasting properties. Liabilities of Sonance assumed by Former GulfStar in connection with the acquisition were approximately $7,627. The controlling stockholder of Former GulfStar is a family member of the controlling stockholder of Sonance. The majority stockholder of Former GulfStar, who is a family member of both the controlling stockholder of Former GulfStar and the controlling stockholder of Sonance, was also the majority stockholder of Sonance.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Former GulfStar recorded a charge of approximately $771 during 1996 in connection with the write-off of a receivable from an entity owned by a family member of the controlling stockholder of Former GulfStar. The charge is included in other expense in the accompanying consolidated statement of operations.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amount at December 31, 1997 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                         1997                    1998
                                                 ---------------------   ---------------------
                                                 CARRYING      FAIR      CARRYING      FAIR
                                                   VALUE       VALUE       VALUE       VALUE
                                                 ---------   ---------   ---------   ---------
Long-term debt -- 12 3/4% Capstar Partners
  Notes, 9 1/4% and 13 1/4% Capstar Radio
  Notes, 10 3/4% CCI Notes and 11 3/8% CCI
  Notes........................................  $(279,053)  $(295,098)  $(523,328)  $(563,733)
Interest rate swap.............................         --        (320)         --        (412)
Redeemable preferred stock.....................         --          --    (148,669)   (152,891)

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and short-term debt, and accounts receivable and payable: the carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term debt: The fair value of the Company's 9 1/4% and 13 1/4% Capstar Radio Notes, 10 3/4% CCI Notes and 11 3/8% CCI Notes are based on quoted market prices. As amounts outstanding under the Company's Credit Facility agreements bear interest at current market rates, their carrying amounts approximate fair market value.

     Interest rate swap: The fair value of the interest rate swap is estimated by obtaining quotations from brokers. The fair value is an estimate of the amounts that the Company would receive (pay) at the reporting date if the contracts were transferred to other parties or canceled by the broker.

     Redeemable preferred stock: The fair value is estimated based on quoted market prices.

17. MERGER, NONRECURRING AND SYSTEMS DEVELOPMENT EXPENSE

     The Company recorded merger, nonrecurring and systems development expense of $12,970 in 1998 which consisted of (i) $8,105 of investment banking, legal and other expense related to the pending Chancellor Merger, (ii) $2,095 of expense, primarily legal, accounting and severance costs associated with acquisitions and legal reorganization, (iii) $1,422 consisting primarily of startup costs associated with the Company's sales training initiative and (iv) $1,348 of current state assessment, business process reengineering and training expense incurred in connection with the Company's development of a new traffic system.

     The Company recorded merger, nonrecurring and systems development expense of $4,729 in 1997 which consisted of investment banking, legal and transaction fees related to the GulfStar Merger.

18. SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is engaged principally in one line of business-ownership and manage-

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ment of radio broadcast stations ("Radio") which represents more than 95% of consolidated net revenue. Radio is the Company's only reportable segment. Operating segments categorized as "Other" include results of insignificant operations and income and expense not allocated to reportable segments.

     The accounting policies of the reportable segment are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its operating segments and allocates resources to them based on their net revenue and broadcast cash flow ("BCF") which consists of operating income before merger, nonrecurring and systems development expense; depreciation, amortization, LMA fees, non-cash compensation expense, and corporate expenses.

     The Company has developed an operating structure designed to manage a large and growing number of radio stations throughout the United States. The Radio segment is operationally organized into five regions.

     The table below presents information about the reportable and "Other" operating segments. The prior years' segment information has been restated to conform with the current year's presentation. Segment data includes intersegment revenues.

                                                         RADIO      OTHER     TOTAL
                                                        --------   -------   --------
1996:
  Net revenue.........................................  $ 42,866   $    --   $ 42,866
  BCF.................................................    12,385        --     12,385
1997:
  Net revenue.........................................   155,939    19,506    175,445
  BCF.................................................    50,248     3,062     53,310
1998:
  Net revenue.........................................   492,053    32,851    524,904
  BCF.................................................   208,960     6,665    215,625

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     A reconciliation of total segment net revenue to total consolidated net revenue and of total segment BCF to total consolidated loss before benefit for income taxes and extraordinary item, for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                         1996       1997       1998
                                                        -------   --------   --------
NET REVENUE
Total segment net revenue.............................  $42,866   $175,445   $524,904
Elimination of intersegment net revenue...............       --         --     (7,437)
                                                        -------   --------   --------
          Consolidated net revenue....................  $42,866   $175,445   $517,467
                                                        =======   ========   ========

                                                         1996       1997       1998
                                                        -------   --------   --------
BCF
Total BCF for reportable segments.....................  $12,385   $ 53,310   $215,625
Corporate Expenses....................................   (2,300)   (14,221)   (23,192)
Corporate expenses -- noncash compensation............   (6,176)   (10,575)   (21,260)
LMA fees..............................................     (834)    (2,519)    (4,103)
Depreciation and Amortization.........................   (4,137)   (26,285)   (95,948)
Merger, nonrecurring and other expense................       --     (4,729)   (12,970)
Nonoperating expenses.................................   (7,125)   (25,495)   (84,814)
Intercompany profit...................................       --         --     (2,723)
                                                        -------   --------   --------
Consolidated loss before benefit for income taxes,
  dividends and accretion on preferred stock of
  subsidiary and extraordinary item...................  $(8,187)  $(30,514)  $(29,385)
                                                        =======   ========   ========

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996     1997      1998
                                                           ------   -------   -------
Cash paid during the period for:
  Interest...............................................  $8,392   $23,932   $67,769
  Income taxes...........................................     999       230    65,218
Noncash investing and financing activities:
  Financed property and equipment purchases..............      89     2,537        --
  Book value of assets exchanged in connection with
     broadcast property acquisition......................     471        --    21,182
  Dividends and accretion on preferred stock.............   1,350     7,071        --
  Notes receivable and accrued interest taken in
     connection with subscribed stock....................   1,757       431        --
  Redemption of preferred stock by Company's parent......      --    29,358        --
  Noncash dividends on common stock......................      --    14,501    20,650
  Dividend of Broadcasting property to the Company's
     parent..............................................      --    34,982        --
  Contribution of broadcasting properties by the
     Company's parent....................................      --    34,982   232,686
  Financed or accrued acquisition costs..................   6,569    16,695     4,430

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Capstar Communications, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Capstar Communications, Inc. and its subsidiaries (formerly known as SFX Broadcasting, Inc. and Subsidiaries) at December 31, 1998 and the results of their operations and their cash flows for the five month period ended May 31, 1998 and the seven month period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 26, 1999, except as to Note 2,
which is as of March 15, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Capstar Communications, Inc.

     We have audited the accompanying consolidated balance sheet of Capstar Communications, Inc. and Subsidiaries (formerly known as SFX Broadcasting, Inc. and Subsidiaries) as of December 31, 1997 and the related consolidated statements of operations, shareholder's equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capstar Communications, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
March 5, 1998 except for Note 1
as to which the date is April 27, 1998.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              PREDECESSOR      COMPANY
                                                              ------------   ------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................   $   24,686     $   11,391
  Accounts receivable, net of allowance for doubtful
     accounts of $2,264 and $4,511 at December 31, 1997 and
     1998, respectively.....................................       71,241         71,314
  Assets under contract for sale............................       42,883             --
  Prepaid and other current assets..........................        3,109          1,660
  Receivable from SFX Entertainment.........................       11,539             --
                                                               ----------     ----------
          Total current assets..............................      153,458         84,365
  Property and equipment, net...............................       74,829        118,163
  Intangibles and other, net................................    1,039,394      3,323,486
  Net assets to be distributed to shareholders..............      102,144             --
  Other assets..............................................        5,790            627
                                                               ----------     ----------
          Total assets......................................   $1,375,615     $3,526,641
                                                               ==========     ==========

                          LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable..........................................   $    8,665     $    3,303
  Accrued expenses..........................................       19,246         13,398
  Payable to former national sales representative...........       23,025            471
  Accrued interest..........................................        6,675          4,136
  Income taxes payable......................................           --         35,140
  Current portion of long-term debt.........................          610        372,903
                                                               ----------     ----------
          Total current liabilities.........................       58,221        429,351
  Long-term debt, net of current portion....................      764,092        325,686
  Deferred income taxes.....................................      102,681      1,008,385
                                                               ----------     ----------
          Total liabilities.................................      924,994      1,763,422
                                                               ----------     ----------
  Redeemable Preferred Stock, aggregate liquidation
     preference of $390,300 and $133,944, respectively......      375,796        148,669
                                                               ----------     ----------
Commitments and contingencies
Shareholder's equity:
  Class A Voting Common Stock, $.01 par value; 100,000,000
     and 200,000 shares authorized; 614 and 1,006 shares
     issued; 612 and 1,006 shares outstanding at December
     31, 1997 and 1998, respectively........................            1              1
  Class B Voting Convertible Common Stock, $01 par value,
     10,000,000 shares, authorized; 77 shares issued and 68
     shares outstanding at December 31, 1997................            1             --
  Additional paid-in capital................................      185,642      1,613,967
  Treasury stock; 11 shares at December 31, 1997............       (6,523)            --
  Retained earnings (deficit)...............................     (104,296)           582
                                                               ----------     ----------
          Total shareholder's equity........................       74,825      1,614,550
                                                               ----------     ----------
          Total liabilities and shareholder's equity........   $1,375,615     $3,526,641
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          PREDECESSOR                               COMPANY
                                                   ---------------------------------------------------------   ------------------
                                                      YEAR ENDED          YEAR ENDED       FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                                   DECEMBER 31, 1996   DECEMBER 31, 1997     MAY 31, 1998      DECEMBER 31, 1998
                                                   -----------------   -----------------   -----------------   ------------------
Gross broadcast revenue..........................      $162,011            $306,842            $ 141,369            $254,286
Less: agency commissions.........................       (18,950)            (36,478)             (16,692)            (25,325)
                                                       --------            --------            ---------            --------
  Net broadcast revenue..........................       143,061             270,364              124,677             228,961
                                                       --------            --------            ---------            --------
Station operating expenses.......................        92,816             167,063               78,235             114,000
Depreciation, amortization, duopoly integration
  costs and acquisition related costs............        17,311              38,232               17,668              55,685
Corporate expenses, net of $2,206 and $2,420
  allocated to SFX Entertainment in 1997 and
  during the five months ended May 31, 1998......         6,261               6,837                3,069               5,676
LMA fees.........................................            --                  --                  697                 289
Settlement of Options and Warrants...............            52                 624               74,199                  --
Non-recurring and unusual charges, including
  adjustments to broadcast rights agreement......        28,994              20,174               35,318                 107
                                                       --------            --------            ---------            --------
        Total operating expenses.................       145,434             232,930              209,186             175,757
                                                       --------            --------            ---------            --------
Operating income (loss)..........................        (2,373)             37,434              (84,509)             53,204
Investment income................................         4,017               2,821                  352                 339
Interest expense.................................       (34,897)            (64,506)             (30,867)            (36,205)
Loss on sale of radio station....................        (1,900)                 --                   --                  --
                                                       --------            --------            ---------            --------
Income (loss) from continuing operations before
  income taxes and extraordinary item............       (35,153)            (24,251)            (115,024)             17,338
Income tax expense...............................           480                 810                  210               6,977
                                                       --------            --------            ---------            --------
Income (loss) from continuing operations before
  extraordinary item.............................       (35,633)            (25,061)            (115,234)             10,361
                                                       --------            --------            ---------            --------
Discontinued operations:
Income (loss) from operations to be distributed
  to shareholders, net of taxes..................            --               3,814              (86,382)                 --
                                                       --------            --------            ---------            --------
Income (loss) before extraordinary item..........       (35,633)            (21,247)            (201,616)             10,361
Extraordinary loss on debt retirement............        15,219                  --                   --                  --
                                                       --------            --------            ---------            --------
Net income (loss)................................       (50,852)            (21,247)            (201,616)             10,361
Dividends and accretion on preferred stocks......         6,061              38,510               17,264               9,779
                                                       --------            --------            ---------            --------
Net income (loss) attributable to common stock...      $(56,913)           $(59,757)           $(218,880)           $    582
                                                       ========            ========            =========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             CLASS A             CLASS B
                                          COMMON STOCK        COMMON STOCK
                                        -----------------   -----------------   ADDITIONAL              RETAINED        TOTAL
                                        NUMBER OF    PAR    NUMBER OF    PAR     PAID-IN     TREASURY   EARNINGS    SHAREHOLDER'S
                                         SHARES     VALUE    SHARES     VALUE    CAPITAL      STOCK     (DEFICIT)      EQUITY
                                        ---------   -----   ---------   -----   ----------   --------   ---------   -------------
Balance at January 1, 1996
  (Predecessor).......................      609      $ 1       64        $ 1    $  115,256   $    --    $ (32,197)   $   83,061
Dividends and accretion on preferred
  stock...............................       --       --       --         --        (6,061)       --           --        (6,061)
Issuance upon exercise of stock
  options.............................       --       --       --         --           370        --           --           370
Issuance of warrants to SCMC..........       --       --       --         --         8,905        --           --         8,905
Issuance of equity securities for MMR
  merger..............................        3       --       13         --        71,541        --           --        71,541
Repurchase of common stock............       --       --       --         --            --    (6,393)          --        (6,393)
Net loss..............................       --       --       --         --            --        --      (50,852)      (50,852)
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance, December 31, 1996
  (Predecessor).......................      612        1       77          1       190,011    (6,393)     (83,049)      100,571
Issuance upon exercise of stock
  options.............................        1       --       --         --        21,143        --           --        21,143
Issuance upon exercise of Class B
  Warrants............................       --       --       --         --         2,476        --           --         2,476
Issuance of stock for acquisitions....        1       --       --         --         9,522        --           --         9,522
Payment from shareholder..............       --       --       --         --         1,000        --           --         1,000
Dividends and accretion on preferred
  stock...............................       --       --       --         --       (38,510)       --           --       (38,510)
Repurchase of common stock............       --       --       --         --            --      (130)          --          (130)
Net loss..............................       --       --       --         --            --        --      (21,247)      (21,247)
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance, December 31, 1997
  (Predecessor).......................      614        1       77          1       185,642    (6,523)    (104,296)       74,825
Dividends and accretion on preferred
  stock...............................       --       --       --         --       (17,264)       --           --       (17,264)
Settlement of Options and Warrants....       --       --       --         --        74,061        --           --        74,061
Spin-Off of SFX Entertainment.........       --       --       --         --        34,329        --           --        34,329
Other, principally shares issued
  pursuant to stock option plan.......       23       --       --         --        13,418        --           --        13,418
Net loss..............................       --       --       --         --            --               (201,616)     (201,616)
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance at May 31, 1998
  (Predecessor).......................      637      $ 1       77        $ 1    $  290,186   $(6,523)   $(305,912)   $  (22,247)
                                          =====      ===       ==        ===    ==========   =======    =========    ==========
Balance at June 1, 1998 (Company).....    1,000      $ 1       --        $--    $1,287,948   $    --    $      --    $1,287,949
Issuance of common stock..............        6       --       --         --       314,510        --           --       314,510
Capital contributions by Parent.......       --       --       --         --        11,509        --           --        11,509
Dividends and accretion on preferred
  stock...............................       --       --       --         --            --        --       (9,779)       (9,779)
Net income............................       --       --       --         --            --        --       10,361        10,361
                                          -----      ---       --        ---    ----------   -------    ---------    ----------
Balance at December 31, 1998
  (Company)...........................    1,006      $ 1       --        $--    $1,613,967   $    --    $     582    $1,614,550
                                          =====      ===       ==        ===    ==========   =======    =========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          PREDECESSOR                               COMPANY
                                                   ---------------------------------------------------------   ------------------
                                                      YEAR ENDED          YEAR ENDED       FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                                   DECEMBER 31, 1996   DECEMBER 31, 1997     MAY 31, 1998      DECEMBER 31, 1998
                                                   -----------------   -----------------   -----------------   ------------------
Operating Activities:
Net income (loss)................................      $ (50,852)          $ (21,247)          $(201,616)          $  10,361
Loss (income) from operations distributed to
  shareholders...................................             --              (3,814)             86,382                  --
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating
  activities:
  Depreciation...................................          5,972              10,955               4,919               5,637
  Amortization...................................         10,202              26,406              12,628              50,048
  Noncash interest...............................             --                  --                  --              (1,545)
  Noncash settlement of options and warrants.....             --                  --              74,061                  --
  Noncash portion of non-recurring and unusual
    charges......................................          9,878               4,712               4,497                  --
  Extraordinary loss on debt repayment...........         15,219                  --                  --                  --
  Loss on sale of radio station and other noncash
    items........................................          1,900                  --                  --                  --
  Deferred income taxes..........................           (710)                 --              22,195             (21,919)
Changes in assets and liabilities, net of amounts
  acquired:
    Accounts receivable..........................        (13,839)            (22,189)             (5,729)             16,850
    Prepaid and other assets.....................         (1,704)              2,599               4,238               2,478
    Accounts payable, accrued expenses and other
      liabilities................................         10,487               6,620             (24,279)            (22,276)
    Income taxes payable.........................             --                  --                  --             (60,578)
                                                       ---------           ---------           ---------           ---------
Cash provided by (used in) continuing
  operations.....................................        (13,447)              4,042             (22,704)            (20,944)
Cash from operating activities of SFX
  Entertainment..................................             --               1,005              10,988                  --
                                                       ---------           ---------           ---------           ---------
Net cash provided by (used in) operating
  activities.....................................        (13,447)              5,047             (11,716)            (20,944)
                                                       ---------           ---------           ---------           ---------
Investing activities:
  Purchase of stations and related businesses,
    net of cash
    acquired.....................................       (493,433)           (408,788)                 --            (239,022)
  Proceeds from sales of stations and other
    assets.......................................         56,943               1,836               4,692             109,091
  Deposits and other payments for pending
    acquisitions.................................        (30,799)             (3,594)                 --                  --
  Purchase of property and equipment.............         (3,224)            (12,409)             (5,179)            (11,911)
  Loans and advances to related parties..........             --              (2,800)                 --                  --
  Income tax liability indemnity payments........             --                  --                  --              92,968
  Other investing activities.....................             --                  --                (215)                184
                                                       ---------           ---------           ---------           ---------
Net cash used in investing activities............       (470,513)           (425,755)               (702)            (48,690)
  Cash used in investing activities of SFX
    Entertainment................................             --             (73,296)           (397,640)                 --
                                                       ---------           ---------           ---------           ---------
Net cash used in investing activities............       (470,513)           (499,051)           (398,342)            (48,690)
                                                       ---------           ---------           ---------           ---------
Financing activities:
  Payments on long-term debt and credit
    facilities...................................       (110,396)            (73,863)               (141)           (677,583)
  Additions to debt issuance costs...............        (19,505)             (3,006)                 --                  --
  Proceeds from issuance of long-term debt and
    credit
    facilities...................................        501,500             356,500                  --             572,955
  Proceeds from sales of preferred stock.........        143,445             215,258                  --                  --
  Redemption of preferred stock..................             --                  --                  --            (135,207)
  Purchase of treasury stock.....................         (6,393)               (130)                 --                  --
  Proceeds from issuance of common stock.........             --              24,619              17,177             314,510
  Preferred stock dividends......................         (4,983)            (23,487)             (2,459)             (9,507)
  Other..........................................         (1,000)             (1,000)                 --                  --
                                                       ---------           ---------           ---------           ---------
Net cash provided by financing activities........        502,668             494,891              14,577              65,168
Cash provided by (used in) financing activities
  of
  SFX Entertainment..............................             --                (823)            467,874                  --
                                                       ---------           ---------           ---------           ---------
Net cash provided by financing activities........        502,668             494,068             482,451              65,168
                                                       ---------           ---------           ---------           ---------
Net increase (decrease) in cash and
  equivalents....................................         18,708                  64              72,393              (4,466)
Cash and cash equivalents at beginning of
  period.........................................         11,893              30,601              24,686              15,857
Net (increase) decrease in cash of SFX
  Entertainment..................................             --              (5,979)            (81,222)                 --
                                                       ---------           ---------           ---------           ---------
Cash and cash equivalents at end of period.......      $  30,601           $  24,686           $  15,857           $  11,391
                                                       =========           =========           =========           =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- ORGANIZATION AND BUSINESS

     Capstar Communications, Inc. and Subsidiaries ("CCI" or "the Company") (formerly known as SFX Broadcasting, Inc. and Subsidiaries "SFX") is an indirect wholly-owned subsidiary of Capstar Radio Broadcasting Partners, Inc. ("Capstar Radio") which is indirectly wholly-owned by Capstar Broadcasting Corporation ("Capstar Broadcasting"). At December 31, 1998, the Company owned and operated 114 and programmed 3 radio stations throughout the United States. In addition, the Company owned eleven radio stations which were operated by third parties, ten of which were operated by Chancellor Media Corporation ("Chancellor Media").

     On May 29, 1998, SBI Holding Corporation, a Delaware corporation ("SFX Parent"), acquired SFX Broadcasting, Inc., which has been renamed CCI. The acquisition was effected through the merger (the "SFX Merger") of SBI Radio Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of SFX Parent, with and into SFX, with SFX as the surviving corporation. The acquisition of SFX by SFX Parent resulted in a change of control of SFX. As a result of the SFX Merger, SFX became an indirect wholly-owned subsidiary of Capstar Radio. The total consideration paid in the SFX Merger for all of the outstanding common equity interest was approximately $1,300,000, including direct costs of the acquisition.

     In connection with the SFX Merger and other related transactions, the Company (i) acquired and disposed of certain assets and stock as described in
Note 4 and (ii) borrowed approximately $441,400 in cash from Capstar Radio under a revolving credit note with Capstar Radio ("the Capstar Radio Note"). In connection with certain asset divestiture transactions occurring immediately after the SFX Merger, CCI incurred an income tax liability to Capstar Broadcasting of approximately $25,000. The Capstar Radio Note is a $1,400,000 revolving credit agreement with interest payable quarterly at an annual floating rate equal to the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto.

     On April 27, 1998, SFX distributed the net assets (the "Spin Off") of its live entertainment business ("SFX Entertainment") pro-rata to its stockholders and the holders of certain warrants, options and stock appreciation rights.

     The Company estimates that in connection with (i) the Spin-Off and (ii) certain other intercompany transactions engaged in by SFX Entertainment prior to the Spin-Off, SFX incurred a federal income tax liability of approximately $88,000. SFX Entertainment has agreed to fully indemnify CCI from and against such tax liability (Note 10), including any tax liability of CCI arising from such indemnification payments, which full indemnity payments are presently estimated to be approximately $93,000. On June 30, September 30, and December 31, 1998, respectively, CCI received approximately $52,500, $26,300 and $14,200 in cash from SFX Entertainment in payment of SFX Entertainment's estimated indemnity obligation.

     The operations of SFX Entertainment have been presented in the financial statements as discontinued operations pursuant to the Spin-Off. During the five month period ended May 31, 1998, revenue and loss from operations for SFX Entertainment were $122,700 and $5,307, respectively. Included in operating expenses is $2,420 of allocated corporate expenses. Additionally, interest expense relating to the debt that was distributed to the stockholders pursuant to the Spin-Off of $7,300 has been allocated to SFX Entertainment. Included in the loss from operations to be distributed to shareholders for the five months ended May 31, 1998 is income tax expense of $75,700, which includes $93,000 of current income tax expense offset by a tax benefit resulting from reduction of the Company's deferred tax asset valuation allowance. During the year ended December 31, 1997, revenue and income from operations for SFX Entertainment were $96,100 and $5,100, respectively. Included in operating expenses is $2,200 of allocated corporate expenses. Additionally,

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

interest expense relating to the debt to be distributed to the shareholders pursuant to the Spin-Off of $1,600 has been allocated to SFX Entertainment. The Company provided various administrative services to SFX Entertainment. It is the Company's policy to allocate these expenses on the basis of direct usage. In the opinion of management, this method of allocation is reasonable and allocated expenses approximate what SFX Entertainment would have incurred on a stand-alone basis.

     The Company accounted for the SFX Merger under the purchase method of accounting, following the accounting treatment in accordance with push-down accounting, whereby the Company recorded the purchase price allocation in its financial statements. For financial reporting purposes, the Company accounted for the transaction effective June 1, 1998. As of June 1, 1998, the Company made a preliminary allocation of the purchase price to the net assets required. The purchase price was allocated to assets and liabilities based on their respective fair values at June 1, 1998, as adjusted, as listed in the table below which represents the components of the opening balance sheet.

Cash........................................................  $   15,857
Accounts receivable.........................................      73,701
Other current assets........................................       2,693
Receivable from SFX Entertainment...........................      92,968
Receivable from Capstar Radio...............................       8,293
Land........................................................       7,248
Buildings and improvements..................................      14,337
Broadcasting equipment and other............................      68,252
FCC licenses................................................   3,193,074
Goodwill....................................................       1,670
Other assets................................................         222
Accounts payable............................................     (11,850)
Accrued expenses............................................     (13,342)
Payable to former national sales representative.............      (7,014)
Accrued interest............................................      (6,782)
Income taxes payable........................................     (95,718)
Long-term debt..............................................    (812,436)
Capital lease obligations...................................        (619)
Deferred income taxes.......................................    (959,000)
Redeemable preferred stock..................................    (283,605)
                                                              ----------
Shareholder's net equity....................................  $1,287,949
                                                              ==========

NOTE 2 -- CHANCELLOR MERGER AGREEMENT

     On August 26, 1998, Capstar Broadcasting and Chancellor Media, an affiliate of the Company, entered into an agreement to merge (the "Chancellor Merger") in a stock-for-stock transaction that will create the nation's largest radio broadcasting entity. Under the merger agreement:

     - Chancellor Media will acquire Capstar Broadcasting in a reverse merger in which Capstar Broadcasting will be renamed Chancellor Media Corporation;

     - each share of Class A Common Stock and Class C Common Stock will represent 0.4955 shares of voting common stock in the combined entity;

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     - each share of Class B Common Stock will represent 0.4955 shares of nonvoting common stock of the combined entity;

     - each share of Chancellor Media common stock will represent one share of the combined entity; and

     - each share of Chancellor Media preferred stock will represent one share of preferred stock of the combined entity.

     The completion of the merger depends upon the satisfaction of a number of conditions. There can be no assurance that all of the conditions to the merger will be satisfied. Either company may waive compliance with the conditions at its discretion if permitted by law.

     On September 9, 1998, Capstar Broadcasting was notified of an action filed on behalf of all owners of securities of Chancellor Media against Chancellor Media, Hicks Muse and the individual directors of Hicks Muse in the Court of Chancery of the State of Delaware in and for New Castle County, Delaware. While the complaint does not name Capstar Broadcasting as a defendant, the complaint alleges that Chancellor Media and its directors breached their duties to the alleged class by entering into an "overly generous offer for Capstar assets." The action is relevant to Capstar Broadcasting because inter alia, the plaintiff seeks an injunction prohibiting the proposed Chancellor Merger with Capstar Broadcasting. As Capstar Broadcasting is not a defendant in this action, Capstar Broadcasting has no obligation to appear or participate.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company accounts for investments in which it has a 50% or less and 20% or greater ownership interest under the equity method.

  Cash and Cash Equivalents.

     All highly liquid investments with a maturity at date of purchase of less than three months are classified as cash equivalents. The carrying amounts of cash and cash equivalents reported in the balance sheet approximate their fair values.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income.

     Leasehold improvements are amortized over the shorter of the lease term or estimated useful lives of the assets.

  Intangible Assets

     FCC licenses and goodwill represent the excess of cost over the fair values of the identifiable tangible and other intangible net assets acquired. Other intangible assets comprise costs incurred for pending acquisitions, noncompete agreements and deferred financing costs. Pending acquisition costs are deferred and capitalized

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated. Deferred financing costs are amortized under the interest method over the life of the related debt.

     The Company periodically evaluates intangible and other long-lived assets for potential impairment in accordance with the provisions of Accounting Principles Board ("APB") Opinion 17, "Intangible Assets," and Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," by analyzing the operating results, future cash flows on an undiscounted basis, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impairment. At this time, in the opinion of management, no impairment has occurred.

  Exchange of Radio Stations

     The Company records the exchange of radio stations in accordance with APB Opinion No. 16, "Business Combinations". The net book value of the station given up is removed from the accounts and the station received is recorded at fair value, with any resulting gain or loss included in results of operations.

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

  Barter Transactions

     The Company barters unsold advertising time for products and services. Such transactions are recorded at the estimated fair value of the products or services received or used. Barter revenue is recorded when commercials are broadcast and related expenses are recorded when the product or service is received or used. For the years ended December 31, 1996 and 1997 and the five month period ended May 31, 1998 and the seven month period ended December 31, 1998, the Company recorded barter revenue of $8,029, $11,995, $5,469 and $7,980, respectively, and expenses of $7,476, $11,281, $5,337 and $7,535, respectively.

  Uncertainties and Use of Estimates and Assumptions

     The radio broadcasting industry is subject to federal regulation by the Federal Communications Commission ("FCC"). These governmental regulations and policies could change over time and there can be no assurance that such changes would not have a material impact upon the Company.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's pending acquisition, exchange and merger agreements are subject to various governmental approvals, including the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the FCC under the Communications Act of 1934, as amended.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Local Marketing Agreements ("LMA")/Joint Sales Agreements ("JSA")

     From time to time, the Company enters into LMAs and JSAs with respect to radio stations owned by third parties including radio stations which it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide station programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The agreements terminate upon the acquisition of the stations. It is the Company's policy to expense the fees as incurred as a component of operating income (loss). The Company accounts for payments received pursuant to LMAs of owned stations as net revenue to the extent that the payment received represents a reimbursement of the Company's ownership costs.

  Advertising Costs

     Advertising and promotional costs are expensed as incurred and approximated $5,068, $9,789, $7,141 and $12,618 for the years ended December 31 1996 and
1997, the five months ended May 31, 1998 and the seven months ended December 31, 1998, respectively.

  Intercompany Matters

     The Company is charged by its Parent for corporate services through a monthly corporate overhead allocation charge. Such charge is based on factors of direct usage and in the opinion of management, is reasonable and approximates what the Company would have incurred on a stand-alone basis.

     Subsequent to the SFX Merger, the Company's operating results are included in the consolidated federal income tax return of its parent. Tax provisions in the accompanying consolidated financial statements have been prepared on a stand-alone basis with any net current tax liability due to taxing authorities resulting from inclusion of the Company's activities in its parent's consolidated tax return being reflected as due to its parent under the Capstar Radio Note.

  Concentration of Credit Risk

     It is the Company's policy to place its cash with high credit quality financial institutions, which, at times, may exceed federally insured limits. Management believes that credit risk in these deposits is minimal and has not experienced any losses in such accounts.

     The Company's revenue and accounts receivable primarily relates to advertising of products and services within the radio stations' broadcast areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit losses have been within the management's expectations and adequate allowances for any uncollectable accounts receivables are maintained.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Segment Information

     In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 does not affect results of operations or financial position. The Company operates within a single radio broadcasting segment within the continental United States.

  New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this accounting pronouncement will have a material effect on its consolidated financial statements.

  Reclassification

     Certain amounts in 1996 and 1997 have been reclassified to conform to the 1998 presentation.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

  1998 Radio Broadcasting Acquisitions and Dispositions

     On February 20, 1998, Capstar Broadcasting and Chancellor Media entered into an exchange agreement pursuant to which Chancellor Media would acquire stations KTXQ-FM and KBFB-FM in Dallas/Ft. Worth, Texas, KODA-FM, KKRW-FM and KQUE-AM in Houston, Texas, KPLN-FM and KYXY-FM in San Diego, California, and WVTY-FM, WJJJ-FM, WXDX-FM and WDVE-FM in Pittsburgh, Pennsylvania (collectively, the "Chancellor Exchange Stations") for an aggregate purchase price of approximately $637.5 million in a series of purchases and exchanges over a three-year period. The Chancellor Exchange Stations were acquired by Capstar Broadcasting in connection with the acquisition of SFX Broadcasting, Inc. in May 1998. On May 29, 1998, as part of the SFX acquisition, Chancellor Media exchanged stations WAPE-FM and WFYV-FM in Jacksonville, Florida in exchange for station KODA-FM in Houston, Texas and cash placed with a qualified intermediary (discussed below). In the case of the remaining Chancellor Exchange Stations, Capstar Broadcasting will identify mid-sized radio stations for exchange with Chancellor Media. The purchase price for the remaining ten Chancellor Exchange Stations will be approximately $494.3 million. Capstar Broadcasting and Chancellor Media are currently assessing whether the terms of the exchange agreement will be modified upon consummation of the merger with Chancellor Media. During the pendency of the Chancellor Merger, the Company does not anticipate effecting any exchanges with Chancellor Media.

     Chancellor Media is providing services to the Chancellor Exchange Stations (other than KODA-FM) pursuant to separate LMAs until such stations are exchanged. Chancellor Media will retain the advertising revenues it generates while it provides services to the Chancellor Exchange Stations under such LMAs. During 1998, the Company received approximately $28.8 million in LMA fees from Chancellor Media. The LMA fees will decrease as each Chancellor Exchange Station is exchanged.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In January 1998, the Company sold one radio station operating in Richmond, Virginia for $4.3 million.

     On May 21, 1998, SFX completed the acquisition of three radio stations (two FM and one AM) in the Nashville, Tennessee market from Sinclair Broadcasting Group for an aggregate purchase price of approximately $35,000 in cash. Cash for the purchase was provided by Capstar Radio.

     On May 29, 1998, the Company exchanged station KODA-FM in Houston, Texas for Chancellor Media radio stations WAPE-FM and WFYV-FM in Jacksonville, Florida and approximately $90,250 in cash (the "KODA Exchange"). In an exchange under
Section 1031 of the Code, indirect, wholly-owned subsidiaries of CCI, through a qualified intermediary, used the $90,250 in cash received from Chancellor Media to acquire radio stations KASE-FM, KVET-AM and KVET-FM in Austin, Texas. The deemed value of the KODA Exchange was $143,250.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of one FM radio station in the Daytona Beach, Florida market for consideration of approximately $11,500 in cash to Clear Channel Metroplex, Inc. and Clear Channel Metroplex Licensee, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of four radio stations (three FM and one AM) in the Long Island, New York market for an aggregate sale price of $46,000 in cash to Cox Radio, Inc.

     On May 29, 1998, due to governmental restrictions on multiple station ownership, the Company completed the sale of the assets of one FM radio station in the Houston, Texas market for $54,000 in cash to HBC Houston, Inc. and HBC Houston License Corporation. Pursuant to an agreement with Chancellor Media, the Company paid 50% of the sale proceeds in excess of $50,000, approximately $1,700 to Chancellor Media.

     On May 29, 1998, Capstar Radio sold all of the outstanding capital stock of Patterson Broadcasting, Inc. (the "Patterson Broadcasting Acquisition") (which then owned and operated or programmed 22 FM and 12 AM stations) to the Company. In addition, Pacific Star Communications, Inc., a wholly-owned subsidiary of Capstar Radio, sold radio stations KJSN-FM, KFIV-FM, KJAX-AM and KFRY-FM in the Modesto/ Stockton, California market to the Company. Total consideration for the foregoing purchases was approximately $223,000 in cash and approximately $11,500 due under the Capstar Radio Note. The Company funded the acquisition of Patterson Broadcasting, Inc., and certain stations of Pacific Star Communications, Inc. with proceeds from a loan by Bankers Trust Company, which loan was refinanced with borrowings under the Capstar Radio Note.

     For financial reporting purposes, the transaction in the preceding paragraph has been treated as a transaction between entities under common control. Accordingly, the assets and liabilities so acquired have been recorded by the Company at historical cost in a manner similar to that in pooling-of-interests accounting. The operating results of these businesses have been included in the Company's financial statements from the date of the Patterson Broadcasting Acquisition, the earliest date for which common control of both entities existed.

     On August 10, 1998, the Company exchanged one AM station in Pittsburgh, Pennsylvania for another AM station in Cleveland, Ohio. On September 30, 1998, the Company exchanged one FM station in Jackson, Mississippi for another FM station in Jackson, Mississippi. The $5.0 million and $11.75 million, respectively, carrying value of the station's net assets exchanged approximate the fair value of the net assets received.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     On October 5, 1998, the Company's parent contributed one FM station in Albany, New York with a fair value and historical book value of $2.7 million to the Company.

  1997 Radio Broadcasting Acquisitions and Dispositions

     In August 1997, the Company acquired two radio stations operating in Pittsburgh, Pennsylvania and two radio stations in Milwaukee, Wisconsin for $35.0 million.

     In August 1997, the Company exchanged one radio station in Pittsburgh, Pennsylvania and $20.0 million in cash for one radio station in Charlotte, North Carolina. The Company operated the radio station in Charlotte, North Carolina pursuant to a local market agreement during July 1997.

     In July 1997, the Company acquired substantially all of the assets of four radio stations operating in Richmond, Virginia for approximately $46.5 million in cash, including payments made to buy out minority equity interests which the Company had originally agreed to provide to certain of the sellers.

     In April 1997, the Company acquired substantially all of the assets of three radio stations in Indianapolis, Indiana and in June 1997 the Company acquired substantially all of the assets of four stations in Pittsburgh, Pennsylvania from Secret Communications for a total purchase price of $255.0 million in cash.

     Also in April 1997, the Company sold one radio station operating in Little Rock, Arkansas to Triathlon Broadcasting Company, a related party. The station was sold for $4.1 million, of which $3.5 million had been held as a deposit by the Company since 1996. No gain or loss was recorded on the transaction as the radio station was acquired in connection with the MMR Merger, as defined below.

     In March 1997, the Company acquired two radio stations operating in Houston, Texas, for a purchase price of approximately $43.0 million in cash, exclusive of certain additional contingent liabilities which may become payable. The acquisition increased the number of stations the Company owns in the Houston market to four.

     In March 1997, the Company exchanged one radio station operating in Washington D.C./Baltimore, Maryland, for two radio stations operating in Dallas, Texas (the "CBS Exchange") and completed the sale of two radio stations operating in the Myrtle Beach, South Carolina market for $5.1 million payable in installments over a five year period (present value approximately $4.3 million). The CBS Exchange was structured as a substantially tax free exchange of like-kind assets. The contract for the sale of the Myrtle Beach stations was in place prior to the merger with Multi-Market Radio, Inc. ("MMR"). No gain or loss was recognized on the Myrtle Beach stations that were recently acquired in the MMR Merger, as defined below.

     Costs of $871 related to the reformatting of the Dallas stations was included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1997.

     In February 1997, the Company purchased WWYZ-FM, operating in Hartford, Connecticut, for a purchase price of $25.9 million in cash. The acquisition increased the number of stations the Company owns in the Hartford market to five.

     In January 1997, the Company purchased one radio station operating in Albany, New York, for $1.0 million in cash.

  1996 Radio Broadcasting Acquisitions and Dispositions

     In December 1996, the Company acquired substantially all of the assets of WHSL-FM, operating in Greensboro, North Carolina, for a purchase price of $6.0 million in cash and exchanged radio station

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

KRLD-AM, Dallas, Texas and the Texas State Networks for radio station KKRW-FM, Houston, Texas. The exchange was structured as a substantially tax free exchange of like kind assets. No gain or loss was recorded on the exchange as the book values of KRLD-AM and the Texas State Networks approximated the fair value of the assets of KKRW-FM.

     In November 1996, the Company consummated its merger with MMR (the "MMR Merger"), pursuant to which it acquired MMR in exchange for 105 shares of Class A Common Stock, 13 shares of Class B Common Stock both valued at $526,381 per share and other equity securities with a total market value for all securities issued of approximately $71.5 million in cash. Concurrently with the consummation of the MMR Merger, the Company paid approximately $43.0 million in cash to satisfy outstanding indebtedness of MMR. MMR was organized in 1992 by the Company's executive chairman and another officer and director of the Company. The Company's executive chairman owned a substantial equity interest in MMR which was exchanged for Class B Common Stock of the Company upon the consummation of the MMR Merger. MMR owned and operated, provided programming to or sold advertising on behalf of thirteen FM stations and one AM station located in eight markets: New Haven, Connecticut; Hartford, Connecticut; Springfield/ Northampton, Massachusetts; Daytona Beach, Florida; Augusta, Georgia; Biloxi, Mississippi; Myrtle Beach, South Carolina and Little Rock, Arkansas. Prior to the MMR Merger, MMR had entered into agreements to sell two stations operating in Myrtle Beach, South Carolina and one station operating in Little Rock, Arkansas (the "MMR Dispositions"). The Company also terminated a JSA with one station operating in Augusta, Georgia and its LMA with one station operating in Myrtle Beach, South Carolina in December 1996.

     In October 1996, the Company sold radio station KTCK-AM, Dallas, Texas for approximately $13.4 million in cash, net of certain sale expenses. The Company acquired the assets of KTCK-AM in Dallas, Texas in September 1995 from a third party for $8,633 in cash (including $133 in transaction costs) and $2,000 of 6% current coupon Series C Redeemable Preferred Stock (Note 9). The purchase agreement contains a provision for a contingent payment not to exceed $7,500 payable in 1998 if the Company's Dallas properties achieve certain ratings and financial goals. In 1996, the Company recorded a loss of $1.9 million on the disposition, based on its estimate of the ultimate resolution of the contingency. During 1997, the company paid $3,000 to the Seller in connection with this provision. During 1998, the Company paid $3,100 in final settlement of this provision.

     In July 1996, the Company acquired Liberty Broadcasting, Inc. for a purchase price of approximately $239.7 million in cash, including $10.4 million for working capital. Liberty Broadcasting Inc. was a privately-held radio broadcasting company which owned and operated, provided programming to or sold advertising on behalf of fourteen FM and six AM radio stations located in six markets: Washington, DC/Baltimore, Maryland; Nassau-Suffolk, New York; Providence, Rhode Island; Hartford, Connecticut; Albany, New York and Richmond, Virginia.

     In July 1996, the Company sold three stations operating in the Washington, DC/Baltimore, Maryland market for $25.0 million. No gain or loss was recognized on the dispositions.

     In July 1996, the Company acquired from Prism Radio Partners, L.P. ("Prism"), substantially all of the assets used in the operation of eight FM and five AM radio stations located in four markets: Jacksonville, Florida; Raleigh, North Carolina; Tucson, Arizona and Wichita, Kansas. In September 1996, the Company also acquired from Prism substantially all of the assets of three radio stations operating in Louisville, Kentucky (the "Louisville Stations"), upon renewal of the FCC licenses of such stations (collectively the "Prism Acquisition"). The total purchase price for the Prism Acquisition was approximately $105.3 million in cash. In October 1996, the Company sold the Louisville Stations for $18.5 million in cash. The Company recognized no gain or loss on the disposition.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In July 1996, the Company acquired substantially all of the assets of WJDX-FM, Jackson, Mississippi for a purchase price of approximately $3.2 million. In addition, in August 1996, the Company acquired substantially all of the assets of WSTZ-FM and WZRX-AM, each operating in Jackson, Mississippi, for approximately $3.5 million in cash.

     In June 1996, the Company acquired substantially all of the assets of WROQ-FM, Greenville, South Carolina, for approximately $14.0 million in cash and WTRG-FM and WRDU-FM, both operating in Raleigh, North Carolina, and WMFR-AM, WMAG-FM and WTCK-AM (formerly WWWB-AM), each operating in Greensboro, North Carolina for approximately $36.8 million in cash.

     In February 1996, the Company acquired radio stations WTDR-FM and WLYT-FM (formerly WEZC-FM), both operating in Charlotte, North Carolina, for an aggregate purchase price of $24.3 million in cash. Costs of $785 related to the integration and reformatting of the Charlotte stations were included in depreciation, amortization, duopoly integration costs and acquisition related costs in 1996.

     For financial statement purposes, all of the acquisitions described above, with the exception of the Patterson Broadcasting Acquisition, were accounted for using the purchase method of accounting, with the purchase price allocated to the assets acquired (principally intangible assets) and the liabilities assumed based on their estimated fair values at the dates of acquisition. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and are subject to final adjustment. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as FCC licenses and goodwill. The assets and liabilities of these acquisitions and the results of their operations and cash flows for the period from the date of acquisition are included in the accompanying consolidated financial statements. The following unaudited pro forma summary presents the consolidated results of operations for the years ended December 31, 1997 and 1998 as if the foregoing transactions for any given year and the subsequent year had occurred at the beginning of such year after giving effect to certain adjustments, including amortization of FCC licenses and goodwill and interest expense on the acquisition debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                                           1997       1998
                                                         --------   ---------
Net revenue (unaudited)................................  $340,818   $ 371,573
Loss from continuing operations (unaudited)............  $(22,491)  $ (67,248)
Net loss (unaudited)...................................  $(18,677)  $(153,630)

     Concert Promotion Acquisitions. During 1997 and 1998, the Company also acquired the following concert promotion companies, which were contributed to SFX Entertainment at the Spin-Off date.

     In January 1997, the Company purchased Delsener/Slater for an aggregate consideration of approximately $26.6 million, including $2.9 million for working capital and the present value of deferred payments of $3.0 million to be paid, without interest, over five years and $1.0 million to be paid, without interest, over ten years. The deferred payments are subject to acceleration in certain circumstances.

     In March 1997, Delsener/Slater consummated the acquisition of certain companies which collectively own and operate the Meadows for $900 in cash, 16 shares of SFX Class A Common Stock with a value of approximately $7.5 million and the assumption of approximately $15.4 million of debt.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Also in March 1997, the Company, in partnership with Pavilion Partners, entered into a twenty-two year lease to operate the PNC Bank Arts Center, a 10,800 seat complex located in Holmdel, New Jersey. The lease also granted Pavilion Partners the right to expand the capacity to 17,500 prior to the 1998 season.

     In June 1997, the Company acquired Sunshine Promotions for $53.9 million in cash at closing, $2.0 million in cash payable over 5 years, 4 shares of Class A Common Stock issued and issuable over a two year period with a value of approximately $4.0 million and the assumption of approximately $1.6 million of debt. The assets to be acquired include Deer Creek Music Center, a 21,000 seat complex located in Indianapolis, Indiana, the Polaris Amphitheater, a 20,000 seat complex located in Columbus, Ohio and a 99 year lease to operate Murat Centre, a 2,700 seat theater and 2,200 seat ballroom, located in Indianapolis, Indiana.

     In February and March 1998, SFX Entertainment acquired the following live entertainment businesses.

     PACE Entertainment Corporation ("PACE"), one of the largest diversified producers and promoters of live entertainment in the United States, having what SFX Entertainment believes to be the largest distribution network in the United Sates in each of its music, theater and specialized motor sports businesses (the "PACE Acquisition"), for total consideration of approximately $156,056. In connection with the PACE Acquisition, SFX Entertainment acquired 100% of Pavilion Partners, a partnership that owns interest in 10 venues ("Pavilion"), through the PACE Acquisition and directly from PACE's various partners for $90,627, The Company has guaranteed the performance of SFX Entertainment's obligation to PACE until PACE is issued the SFX Entertainment stock it is entitled to under the acquisition agreement.

     The Contemporary Group, a fully-integrated live entertainment and special event promoter and producer, venue owner and operator and consumer marketer, for total consideration of approximately $101,402.

     The Network Magazine Group, a publisher of trade magazines for the radio broadcasting industry, and SJS Entertainment, an independent creator, producer and distributor of music-related radio programming, services and research which it exchanges with radio broadcasters for commercial air-time sold, in turn, to national network advertisers, for total consideration of approximately $66,784.

     BG Presents, one of the oldest promoters of, and owner-operators of venues for, live entertainment in the United States, and a leading promoter in the San Francisco Bay area, for total consideration of approximately $80,327.

     Concert/Southern Promotions, a promoter of live music events in the Atlanta, Georgia metropolitan, for total consideration of approximately $16,600.

     Westbury Music Fair, a theater located in Westbury, New York for aggregate consideration of $3.0 million in cash and an agreement to issue 75,019 shares of Class A Common Stock of SFX Entertainment.

     In order to facilitate certain concert promotion acquisitions, the Company and/or SFX Entertainment undertook the following financing activities.

     On February 11, 1998, SFX Entertainment completed the private placement of $350.0 million of 9 1/8% Senior Subordinated Notes (the "Notes") due 2008. Interest is payable on the Notes on February 1 and August 1 of each year.

     On February 26, 1998, SFX Entertainment executed a Credit and Guarantee Agreement (the "Credit Agreement") which established a $300.0 million senior secured credit facility comprised of (i) a $150.0 million eight-year term loan (the "Term Loan") and (ii) a $150.0 million seven-year reducing revolving credit facility. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SFX Entertainment, including a pledge of the outstanding stock of substantially all of its subsidiaries and guaranteed by all of SFX Entertainment's subsidiaries. On February 27, 1998, SFX Entertainment borrowed $150.0 million under the Term Loan. Together with the proceeds from the Notes, the proceeds from the Term Loan were used to finance the 1998 acquisitions discussed above.

     For financial statement purposes, all of the acquisitions described above were accounted for using the purchase method of accounting, with the purchase price allocated to the assets acquired (principally intangible assets) and the liabilities assumed based on their estimated fair values at the dates of acquisition. Certain of the recent transactions are based on preliminary estimates of the fair value of the net assets acquired and are subject to final adjustment. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The assets and liabilities of these acquisitions and the results of their operations and cash flows for the period from the date of acquisition are included in the accompanying consolidated financial statements.

NOTE 5 -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                         DEPRECIABLE   PREDECESSOR   COMPANY
                                         DEPRECIATION       LIFE       -----------   --------
                                            METHOD         (YEARS)        1997         1998
                                         -------------   -----------   -----------   --------
Buildings and improvements.............  Straight-line    5-20          $ 18,295     $ 22,460
Broadcasting and other equipment.......  Straight-line    3-20            67,821       92,398
                                                                        --------     --------
                                                                          86,116      114,858
Accumulated depreciation and
  amortization.........................                                  (17,456)      (5,637)
                                                                        --------     --------
                                                                          68,660      109,221
Land...................................                                    6,169        8,942
                                                                        --------     --------
                                                                        $ 74,829     $118,163
                                                                        ========     ========

NOTE 6 -- INTANGIBLES

     Intangibles consists of the following:

                                                     AMORTIZABLE   PREDECESSOR    COMPANY
                                    AMORTIZATION        LIFE       -----------   ----------
                                       METHOD          (YEARS)        1997          1998
                                   ---------------   -----------   -----------   ----------
FCC licenses.....................   Straight-line      40          $  913,887    $3,360,522
Goodwill.........................   Straight-line      40             131,601         2,372
Deferred financing costs.........  Interest Method     --              22,250            --
Other............................   Straight-line      3-5              5,406         1,915
                                                                   ----------    ----------
                                                                    1,073,144     3,364,809
Less accumulated amortization....                                     (39,580)      (50,116)
                                                                   ----------    ----------
                                                                    1,033,564     3,314,693
Pending acquisition costs........                                       5,830         8,793
                                                                   ----------    ----------
                                                                   $1,039,394    $3,323,486
                                                                   ==========    ==========

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7 -- LONG-TERM DEBT

     Long-Term Debt consists of the following:

                                                        PREDECESSOR    COMPANY
                                                        -----------   ---------
                                                           1997         1998
                                                        -----------   ---------
Capstar Radio Note....................................   $     --     $ 372,703
10 3/4% Senior subordinated notes.....................    450,000       323,473
11 3/8% Senior subordinated notes.....................        566           566
Senior credit facility................................    313,000            --
Capital lease obligations and other notes payable at
  various interest rates..............................      1,136         1,847
                                                         --------     ---------
                                                          764,702       698,589
Less: current portion.................................       (610)     (372,903)
                                                         --------     ---------
                                                         $764,092     $ 325,686
                                                         ========     =========

     The aggregate contractual maturities of long-term debt for the years ending December 31 are as follows: 1999 -- $372,903; 2000 -- $1,169; 2001 -- $378;
2002 -- $353; 2003 -- $313; thereafter -- $323,473.

     The Capstar Radio Note is a $1,400,000 revolving credit agreement with Capstar Radio, due on demand, with interest payable quarterly at an annual floating rate equal to the per annum interest rate available to Capstar Radio under its credit facility for revolving loans that are Eurodollar loans with a three month interest period applicable thereto (7.7% at December 31, 1998).

     Incidental to the SFX Merger, the Company repaid its senior credit facility. No amounts are available under this facility.

     On July 3, 1998, pursuant to the terms of the indenture governing the Company's 10 3/4% Senior Subordinated Notes due 2006, the Company redeemed $154,000 aggregate principal amount of the 10 3/4% senior subordinated notes for an aggregate purchase price of $172,800 including a $16,600 redemption premium and $2,200 of accrued interest. (The carrying value of the 10 3/4% senior subordinated notes approximated their fair value at the date of redemption).

     The SFX Merger resulted in a change of control under the indentures governing the 10 3/4% senior subordinated notes and the Company's 11 3/8% Senior Subordinated Notes due 2000 (in which case the Company is required to offer to repurchase all outstanding notes at a specified price). Pursuant to change of control offers to acquire all of the outstanding 10 3/4% senior subordinated notes and 11 3/8% senior subordinated notes, each of which commenced on June 8, 1998, the Company purchased on July 10, 1998 $1,866 aggregate principal amount of the 10 3/4% senior subordinated notes for an aggregate purchase price of $1,915, including an $18 purchase premium and $31 of accrued interest (The carrying value of the 10 3/4% senior subordinated notes approximated their fair value at the date of redemption). No 11 3/8% senior subordinated notes were tendered for repurchase.

     To fund these purchases, Capstar Radio contributed $314,510 in cash to the Company in exchange for stock of the Company.

     To facilitate the Spin-Off, SFX Entertainment's 1998 acquisitions and its financing thereof, the Company sought and obtained consents from the holders of the 10 3/4% senior subordinated notes, holders of the 11 3/8% senior subordinated notes and the holders of the Company's 12 5/8% Series E Cumulative Exchangeable Preferred Stock. In connection with these consents, the Company modified certain covenants. Fees and

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

expenses of approximately $18,000 were incurred by the Company in connection with the consent solicitations and were reimbursed by SFX Entertainment. Such charges are included in non-recurring and unusual charges.

     In May 1996, the Company completed the placement of $450.0 million in aggregate principal amount of its 10 3/4% senior subordinated notes (the "Note Offering"). Interest is payable semi-annually on May 15 and November 15. The notes are uncollateralized obligations of the Company and are subordinate to all senior debt of the Company. The Company incurred issuance costs totaling $15.3 million related to the Note Offering which were recorded as deferred financing costs. The effective interest rate on the notes is approximately 9.1% after giving effect to revaluation at June 1, 1998.

     Concurrently with the closings of the Note Offering, the Company completed a tender offer (the "Tender Offer") and related consent solicitation with respect to its 11 3/8% senior subordinated notes. SFX repurchased approximately $79.4 million in principal amount of the $80.0 million in principal amount of the 11 3/8% senior subordinated notes outstanding in the Tender Offer. The Company also entered into a supplemental indenture amending the terms of the indenture pursuant to which the remaining 113/8% senior subordinated notes were issued.

     In March 1995, the Company entered into a $50.0 million senior credit facility (the "Old Credit Facility"). On May 31, 1996 all amounts outstanding under the Old Credit Facility were repaid.

     In connection with the repurchase of the 11 3/8% senior subordinated notes and the repayment of the Old Credit Facility, the Company recorded an extraordinary loss on debt retirement of approximately $15.2 million to reflect the cost of prepayment premiums and the write-off of debt issuance costs.

     The 10 3/4% CCI Notes indenture contains restrictive provisions that, among other things, limit the ability of CCI to incur additional indebtedness, pay dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of their assets to any other person. Substantially, all of the assets of CCI are restricted.

     The Company's 10 3/4% senior subordinated notes and 11 3/8% senior subordinated notes are guaranteed by every direct and indirect subsidiary of the Company. There are no non-guarantor subsidiaries. The guarantees by the guarantor subsidiaries are full, unconditional, and joint and several. All of the guarantor subsidiaries are wholly-owned. The Company is a holding company with no assets, liabilities or operations other than its investment in its subsidiaries. Separate financial statements of each guarantor have not been included as management has determined that they are not material to investors.

NOTE 8 -- SHAREHOLDER'S EQUITY

  Common Stock

     In connection with the SFX Merger, the Company amended its charter to provide for 10,210,000 shares of authorized stock consisting of 200,000 shares of Class A Common Stock and 10,010,000 shares of preferred stock, par value $0.01. Upon the filing of the new amendment all existing outstanding common shares were immediately converted to .000064592 new Class A common shares. All share information included in the accompanying consolidated financial statements and notes thereto (with the exception of authorized shares) has been retroactively adjusted to reflect the reverse split.

     In May 1996, 2 shares of Class A Common Stock and 9 shares of Class B Common Stock were repurchased from the Company's former President. In July 1997, the Company repurchased .2 shares of Class A Common for $111. In addition, in September 1997, the Company repurchased .03 shares of Class A Common Stock for $19.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Stock Options

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to employees" and related interpretations in accounting for its employee stock options, as opposed to the fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation."

     Under stock option plans adopted annually since 1993, stock options to acquire Class A Common were granted to certain officers, key employees and other key individuals who performed services for the Company. Options granted under these plans were generally granted at option prices equal to the fair market value of the Class A Common Stock on the date of grant. As such, under APB Opinion No. 25, no expense was recorded in the statement of operations. Terms of the options, determined by the Company, provided that the maximum term of each options shall not exceed ten years and the options become fully exercisable within five years of continued employment with the exception of certain options granted to executives which were fully vested upon issuance.

     Capstar Radio purchased and settled all outstanding options and warrants of SFX resulting in SFX recording approximately $74,000 in expense and a corresponding credit to paid-in capital.

     The table below does not include the options issued in the MMR acquisition.

                                            1996                1997                1998
                                      -----------------   -----------------   -----------------
Options outstanding at beginning of
  year..............................        48.31               58.78               39.01
Option price........................  $201,263-$328,988   $201,263-$522,511   $201,263-$445,102
Options granted.....................        22.54               27.13                --
Options price.......................  $421,879-$522,511       $433,490               --
Options exercised...................         --                 46.90               9.91
Option price........................         --           $201,263-$522,511   $201,263-$445,102
Options repurchased or settled......        12.08                --                 29.10
Option price........................  $201,263-$328,988          --           $201,263-$445,102
Options expired or canceled.........         --                  --                  --
Options outstanding at end of
  year..............................        58.78               39.01                --
Option price........................  $201,263-$522,511   $201,263-$445,102          --
Options exercisable at end of
  year..............................        29.79               28.40                --

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9 -- REDEEMABLE PREFERRED STOCK

     Preferred stock consists of the following:

                                                              PREDECESSOR   COMPANY
                                                              -----------   --------
                                                                 1997         1998
                                                              -----------   --------
Preferred Stock of the Company, $.01 par value, 10,010,000
  shares authorized:
Series C Redeemable, 2,000 shares issued and outstanding in
  1997, including accreted dividends of $197................   $  1,730     $     --
Series D Cumulative Convertible Exchangeable Preferred
  Stock, 2,990,000 shares issued and outstanding in 1997,
  including accreted issuance costs of $878.................    145,149           --
Series E Cumulative Exchangeable Preferred Stock, 2,250,000
  and 1,266,176 shares issued and 2,250,000 and 1,266,176
  shares outstanding in 1997 and 1998, respectively, net of
  issuance costs, includes accreted issuance costs of $951
  in 1997...................................................    228,917      148,669
                                                               --------     --------
                                                               $375,796     $148,669
                                                               ========     ========

     The Series C Redeemable Preferred Stock and Series D Cumulative Convertible Exchangeable Preferred Stock were redeemed coincidental with the SFX Merger.

     The shares of Series E Cumulative Exchangeable Preferred Stock (the "Series E Preferred Stock") receive cumulative dividends equal to the rate of 12 5/8% per annum which are paid by the Company on January 15 and July 15 of each year. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or before January 15, 2002, either in cash or in additional shares of Series E Preferred Stock having a liquidation preference equal to the amount of such dividend. Subject to certain conditions, the shares of Series E Preferred Stock are exchangeable in whole or in part, on a pro rata basis, at the option of the Company, on any dividend payment date, for the Company's
12 5/8% Senior Subordinated Exchangeable Debentures due 2006 ("CCI Exchange Notes"), provided that immediately after giving effect to any partial exchange, there shall be outstanding Series E Preferred Stock with an aggregate liquidation preference of not less than $50,000 and not less than $50,000 in aggregate principal amount of CCI Exchange Notes. The Company is required, subject to certain conditions, to redeem all of the Series E Preferred Stock outstanding on October 31, 2006.

     On July 3, 1998, pursuant to the terms of the certificate of designation that governs the Series E Preferred Stock (the "CCI Certificate of Designation"), the Company redeemed $119,600 aggregate liquidation preference, or 1,196,011 shares, of the Series E Preferred stock for an aggregate purchase price of $141,700, including a $15,100 redemption premium and $7,000 of accrued dividends. (The carrying value of the Series E Preferred Stock approximated its fair value at the date of redemption).

     The SFX Merger resulted in a change of control under the CCI Certificate of Designation (in which case the Company is required to offer to repurchase all outstanding shares at a specified price). Pursuant to change of control offers to acquire all of the outstanding Series E Preferred Stock, which commenced on June 8, 1998, the Company purchased on July 10, 1998 $500 aggregate liquidation preference, or 5,004 shares, of the Series E Preferred Stock for an aggregate purchase price of $536, including a $5 purchase premium and $31 of accrued dividends.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     To fund these purchases, Capstar Radio contributed $314,510 in cash to the Company in exchange for stock of the Company.

     The CCI Certificate of Designation contains restrictive provisions that, among other things, limit the ability of CCI to incur additional indebtedness, pay dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of their assets to any other person. Substantially all of the CCI assets are restricted.

NOTE 10 -- INCOME TAXES

     The provisions for income taxes for the years ended December 31, 1996 and 1997 and the five and seven month periods ended May 31, 1998 and December 31, 1998, respectively are summarized as follows:

                                                        PREDECESSOR                    COMPANY
                                             ----------------------------------   ------------------
                                                              FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                                                   MAY 31,           DECEMBER 31,
                                              1996    1997          1998                 1998
                                             ------   -----   -----------------   ------------------
Current
  Federal..................................  $   --   $  --         $  --              $ 24,896
  State....................................   1,190     990           310                 4,000
                                             ------   -----         -----              --------
                                              1,190     990           310                28,896
                                             ------   -----         -----              --------
Deferred
  Federal..................................      --      --            --               (19,323)
  State....................................    (710)   (180)         (100)               (2,596)
                                             ------   -----         -----              --------
                                               (710)   (180)         (100)              (21,919)
                                             ------   -----         -----              --------
                                             $  480   $ 810         $ 210              $  6,977
                                             ======   =====         =====              ========

     Prior to the SFX Merger, the Company filed a consolidated tax return for federal income tax purposes. Subsequent to the SFX Merger, the Company is included in the consolidated federal income tax return of its parent. As a result of current losses, the benefit for which realization was not reasonably assured, no federal tax provision was recorded for the years ended December 31, 1996 and 1997. The current income tax expense recorded during 1996, 1997 and 1998 is a result of current state and local income taxes in certain states where subsidiaries file separate tax returns and state and federal income tax expense for the seven months ended December 31, 1998 resulting primarily from taxable gains on asset sales.

     At December 31, 1998, the Company had total net operating loss carryforwards of approximately $21,300 that will expire from 2007 through 2013, which all result from net operating losses of acquired subsidiaries. The acquired net operating losses are SRLY to the acquired subsidiaries that generated the losses. Management considers that it is more likely than not that a portion of these loss carryforwards will not ultimately be realized, and has recorded a related valuation allowance as of December 31, 1998.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows:

                                                              PREDECESSOR     COMPANY
                                                              -----------   -----------
                                                                 1997          1998
                                                              -----------   -----------
Deferred tax assets:
Accounts receivable.........................................   $     860    $     1,776
Net operating loss carryforwards............................      23,965          8,123
Unamortized discount on long term debt......................          --         11,719
Management service contract.................................       2,356             --
Other reserves..............................................         113             --
National sales representative contract settlement...........       8,740             --
Accrued bonuses and other compensation......................       1,563             --
                                                               ---------    -----------
Total deferred tax assets...................................      37,597         21,618
Valuation allowance.........................................     (21,876)        (2,856)
                                                               ---------    -----------
          Net deferred tax assets...........................      15,721         18,762
Deferred tax liabilities:
Property and equipment and intangible asset basis
  differences and related depreciation and amortization.....    (118,402)    (1,027,147)
                                                               ---------    -----------
          Total deferred tax liabilities....................    (118,402)    (1,027,147)
                                                               ---------    -----------
          Net deferred tax liabilities......................   $(102,681)   $(1,008,385)
                                                               =========    ===========

     The 1996, 1997 and 1998 effective tax rates varied from the statutory federal income tax rate as follows:

                                                       PREDECESSOR                      COMPANY
                                         ---------------------------------------   ------------------
                                                               FIVE MONTHS ENDED   SEVEN MONTHS ENDED
                                           1996       1997       MAY 31, 1998      DECEMBER 31, 1998
                                         --------   --------   -----------------   ------------------
Income taxes at the statutory rate....   $(16,924)  $ (8,488)      $(40,258)             $6,068
Effect of non-recurring and unusual
  charges.............................      6,875      6,781         11,325                  --
Valuation allowance...................      9,859     13,977             --                  --
Effect of nondeductible amortization
  of intangibles......................        264        295             --                  --
Options and warrants..................         --    (12,380)        10,628                  --
Utilization of net operating losses
  through Spin-Off....................         --         --         18,450                  --
State and local income taxes (net of
  federal benefit)....................        317        535             65                 913
Other.................................         89         90             --                  (4)
                                         --------   --------       --------              ------
          Total.......................   $    480   $    810       $    210              $6,977
                                         ========   ========       ========              ======

     In connection with the Spin-Off of SFX Entertainment (Note 1), the Company entered into a tax sharing agreement with SFX Entertainment. Under the tax sharing agreement, the parties have agreed to indemnify each other for any net tax consequences resulting from inclusion of SFX Entertainment's tax attributes in the consolidated federal income tax returns of the Company including any tax liability to the Company resulting from the Spin-Off of SFX Entertainment (Note
1). The term of the tax sharing

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

agreement is indefinite and includes provisions which consider the consequences to the parties of future adjustments to tax liabilities, if any, which may be required by taxing authorities related to past tax filings.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     On August 29, 1997, two lawsuits were commenced against SFX and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiffs in the lawsuits are Harbor Finance Partners (C.A. No. 15891) and Steven Lieberman (C.A. No. 15901). The complaints are identical and allege that the consideration to be paid as a result of the SFX Merger to the holders of SFX's Class A common stock is unfair and that the individual defendants have breached their fiduciary duties. Both complainants seek to have the actions certified as class actions and seek to enjoin the SFX Merger or, in the alternative, monetary damages. The defendants have filed answers denying the allegations, and discovery has commenced. The parties have agreed that the lawsuits may be consolidated in one action entitled In Re SFX Broadcasting, Inc. Shareholders Litigation (C.A. No. 15891).

     On March 17, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, SFX has agreed not to seek an amendment to the merger agreement to reduce the consideration to be received by the stockholders of SFX in the SFX Merger in order to offset SFX Entertainment's indemnity obligations. The Settlement also provides for SFX to pay plaintiff's counsel an aggregate of $950, including all fees and expenses as approved by the court. The Settlement is conditioned on the
(a) consummation of the SFX Merger, (b) completion of the confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted in bad faith or breached any fiduciary duty. There can be no assurance that the court will approve the Settlement on the terms and conditions provided for therein, or at all. The parties currently are engaging in confirmatory discovery.

     On July 13, 1998, Noddings Investment Group, Inc. and Noddings Warrant Limited Partnership ("Noddings") filed Civil Action No. 16538 in the Court of Chancery of the State of Delaware in and for New Castle County against CCI. Noddings alleges that CCI breached a Warrant Agreement that Noddings contends requires CCI to permit Noddings to exercise warrants in exchange for cash and shares of stock of SFX Entertainment, Inc. Specifically, Noddings alleges that CCI has violated the Warrant Agreement by permitting Noddings to receive cash in exchange for its warrants, but refusing to convey shares of stock of SFX Entertainment. In addition to suing on its own behalf, Noddings is seeking to prosecute the action on behalf of a putative class comprised of all persons who owned equivalent warrants on April 21, 1998 (the date immediately following the record date of the distribution of the stock of SFX Entertainment to holders of the stock of SFX) and their transferees and successors in interest. Noddings has requested that the court (i) declare that on the exercise of its warrants CCI transmit to plaintiffs and members of the class that it seeks to represent $22.3725 in cash per warrant and 0.2983 shares of common stock of SFX Entertainment per warrant, (ii) require CCI to pay 0.2983 shares of common stock of SFX Entertainment per warrant and (if not previously paid) $22.3725 in cash, to any putative class member that has exercised or exercises warrants after April 20, 1998, (iii) in the alternative, award plaintiffs and members of the putative class monetary damages in an amount to be determined at trial, and (iv) award costs and attorney's fees.

     In March 1999, the court issued an opinion dismissing two of Nodding's counts and granting summary judgment in favor of Noddings on one count. The court held that Noddings is entitled to 0.2983 shares of SFX Entertainment stock per warrant. Capstar Communication intends to continue to defend this action through a motion for reargument and if necessary an appeal.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not have a material impact on the consolidated financial position or results of operations or cash flows of the Company.

     The Company has entered into various operating leases, broadcast rights agreements and employment agreements. Total rent expense was $2,903, $5,403, $2,251 and $2,442 for the years ended December 31, 1996 and 1997, the five months ended May 31, 1998 and the seven months ended December 31, 1998, respectively. The Company has historically entered into employment agreements with certain officers and other key employees. Expenses under the contracts approximated $19,748 for the year ended December 31, 1997 and $8,228 for the five months ended May 31, 1998.

     Future aggregate minimum payments under noncancelable operating leases including broadcast rights agreements with initial terms of one year or more are as follows as of December 31, 1998:

1999........................................................  $10,857
2000........................................................    8,341
2001........................................................    5,394
2002........................................................    4,698
2003........................................................    3,560
2004 and thereafter.........................................   10,503

NOTE 12 -- RELATED PARTY TRANSACTIONS

  Chancellor Media Transactions

     Beginning in 1998, the Company retained Katz Media Group, Inc. ("Katz") as its media representative to sell national spot advertising air time. Katz is a wholly owned subsidiary of Chancellor Media. For the five months ended May 31, 1998 and the seven months ended December 31, 1998, the Company incurred $1.6 million and $2.3 million, respectively, for media representation services from Katz.

     Beginning in 1998, the Company broadcasts advertising over the Company's portfolio of stations from the AMFM Radio Networks. The AMFM Radio Networks are owned and operated by Chancellor Media. For the seven months ended December 31, 1998, the Company recorded $2.1 million in revenue relating to the AMFM Radio Networks.

     As stated in Note 4, in 1998, the Company began earning LMA revenue from Chancellor Media under the Chancellor Exchange Agreement. For the seven months ended December 31, 1998, the Company earned LMA fees of approximately $28,800 from the Chancellor Exchange Stations.

     Prior to April 1996, SCMC, where Robert F.X. Sillerman, the Company's former Executive Chairman, serves as Chairman of the Board of Directors and Chief Executive Officer, had been engaged by the Company from time to time for advisory services with respect to specific transactions. In April 1996, the Company and SCMC entered into the SCMC Termination Agreement, pursuant to which SCMC assigned to the Company its rights to provide services to, and receive fees payable by each of, MMR and Triathlon in respect of such consulting and marketing services to be performed on behalf of such companies, except for fees related to certain transactions pending at the date of such agreement. In addition, the Company and SCMC terminated the arrangement pursuant to which SCMC performed financial consulting services for the Company. Upon consummation of the MMR Merger, SCMC's agreement with MMR was terminated. Prior to consummation of the MMR Merger, MMR paid an annual fee of $500 to SCMC and Triathlon paid SCMC an annual fee of $300 (which increased to $500 effective January 1, 1997). In addition, Triathlon has

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

agreed to advance to SCMC an amount of $500 per year in connection with transaction-related services to be rendered by SCMC. However, if the agreement between SCMC and Triathlon is terminated or if an unaffiliated person acquires a majority of the capital stock of Triathlon the unearned fees must be repaid. Pursuant to the SCMC Termination Agreement, the Company has agreed to continue to provide consulting and marketing services to Triathlon until the expiration of their agreement on June 1, 2005, and not to perform any consulting or investment banking services for any person or entity other than Triathlon in the radio broadcasting industry or in any business which uses technology for the audio transmission of information or entertainment. Pursuant to the SFX Merger, the Company transferred the Triathlon consulting contract to SFX Entertainment. In consideration of the foregoing agreements, the Company issued to SCMC warrants to purchase up to 39 shares of Class A Common Stock at an exercise price, subject to adjustment, of $522,511 per share (the market price at the time the financial consulting arrangement was terminated). The Company also forgave a $2.0 million loan made by the Company to SCMC, plus accrued and unpaid interest thereon. Pursuant to such agreement, the former Chairman agreed with the Company that he would supervise, subject to the direction of the Board of Directors, the performance of the financial consulting and other services previously performed by SCMC for the Company. During 1996, the Company received fees of $292 from MMR and $511 from Triathlon. During 1997, the Company received fees of $1,794 from Triathlon. In connection with this agreement, the Company had a $44 receivable from Triathlon at December 31, 1997.

     In 1996, the Company paid to SCMC advisory fees of $4,000 in connection with the Liberty acquisition, the Prism acquisition, the Greenville acquisition, the Jackson acquisitions, the Greensboro acquisition and the Raleigh-Greensboro acquisition. In addition, the Company paid SCMC, on behalf of MMR, a non-refundable fee of $2,000 for investment banking services provided to MMR in connection with the MMR Merger.

     Prior to June 1996, the Company held a non-recourse note receivable from the Company's former President in the amount of $2,000 which was secured by 9 shares of Class B Common Stock. The note bore interest at 6% per annum. Interest income of $60 was accrued in 1996 on the loan. The loan and interest accrued were forgiven in June 1996 pursuant to an agreement with the former President and are included in non-recurring and unusual charges.

     During the last quarter of 1996, the Company consolidated all of its corporate office functions in New York. Prior to such time, the Company had an agreement with the Company's former Chairman related to the maintenance of the Company's New York Office whereby the Company reimbursed SCMC for certain office expenses and salaries for certain employees of SCMC who provided services on behalf of the Company. In addition certain of the Company's employees performed certain services for other entities affiliated with SCMC. In connection with SCMC Termination Agreement and the consolidation of the Company's Corporate Office in New York, SCMC employees who provided services on behalf of the Company became employees of the Company. Total reimbursements paid to SCMC for office expenses and salaries totaled approximately $1,082 for the year ended December 31, 1996. The reimbursements paid to SCMC in 1996 included $292 and $261 of fees paid by MMR and Triathlon, respectively, directly to SCMC following the effective date of the SCMC Termination Agreement. The timing of these payments during the year were such that the Company had advanced amounts to SCMC of up to $230 during the period.

     The transactions above were not negotiated on an arms-length basis. Accordingly, each transaction was approved by the Company's Board of Directors, including the Company's independent directors, in accordance with the provisions relating to affiliate transactions in the Company's by-laws, bank agreements and Indenture, which provisions require a determination as to the fairness of the transactions to the Company.

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's former Executive Vice President, General Counsel and Director is Of Counsel to the law firm of Baker & McKenzie. Baker & McKenzie served as counsel to the Company in certain matters up to the date of the SFX Merger. Baker & McKenzie compensates the executive based, in part, on the fees it receives from providing legal services to the Company and other clients originated by the executive. The Company paid Baker & McKenzie $4,886, $6,813 and $3,915 for legal services during 1996, 1997 and the five months ended May 31, 1998, respectively.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments for which the estimated fair value of the instrument differs significantly from its carrying amount at December 31, 1997 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                 PREDECESSOR             COMPANY
                                             -------------------   -------------------
                                                    1997                  1998
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              VALUE      VALUE      VALUE      VALUE
                                             --------   --------   --------   --------
Long-term debt -- Senior Subordinated
  Notes....................................  $450,566   $493,313   $324,039   $355,733
Redeemable preferred stock.................   375,796    521,620    148,669    152,891

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Cash, short-term debt and accounts receivable and payable: the carrying amount approximates fair value because of the short maturity of these instruments.

        Long-term debt: The fair value of the Company's senior subordinated notes is based on quoted market prices. As amounts outstanding under the Company's Capstar Radio Note bear interest at current market rates, their carrying amounts approximate fair market value.

        Redeemable preferred stock: The fair value is estimated based on quoted market prices.

NOTE 14 -- NON-RECURRING AND UNUSUAL CHARGES, INCLUDING ADJUSTMENTS TO BROADCAST RIGHTS AGREEMENT

     The Company recorded non-recurring and unusual charges of $35,318 in the five months ended May 31, 1998 which consisted primarily of (i) $5,554 of compensation expense related to bonuses and options issued, (ii) $1,420 relating to the settlement of lawsuits, (iii) $489 relating to the increase in value of certain Stock Appreciation Rights, (iv) $16,600 relating to the consent solicitations from the holders of its Senior Subordinated Notes due 2006 and the holders of its Series E Preferred Stock in connection with the Spin-Off, (v) $6,255 of expenses, primarily legal, accounting and regulatory fees associated with the SFX Merger and the consent solicitations in connection with the Spin-Off and (vi) $5,000 related to a brokers contract due upon a change in control.

     The Company recorded non-recurring and unusual charges related to the SFX Merger and the Spin-Off of SFX Entertainment of $20,174 in 1997 which consisted primarily of (i) $12,140 related to bonuses paid to officers of the Company (ii) a write-off of a $2,500 loan made to the Company's then Executive Chairman (iii) $1,713 relating to an increase in value of certain Stock Appreciation Rights and
(iv) $3,821 of other expenses, primarily legal, accounting and regulatory fees.

     The Company recorded non-recurring and unusual charges of $28,994 in 1996 which consisted primarily of (i) payments in excess of the fair value of stock repurchased totaling $12,461 to the company's former

                 CAPSTAR COMMUNICATIONS, INC. AND SUBSIDIARIES
          (FORMERLY KNOWN AS SFX BROADCASTING, INC. AND SUBSIDIARIES)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

President and the write-off by the Company of $2,330 relating to a loan and accrued interest to the Company's former President, (ii) $5,586 related to the SCMC Termination Agreement (Note 12), (iii) $4,575 for the repurchase of options and rights to receive options held by the former Chief Operating Officer and
(iv) a charge of $1,600 related to the termination of the Company's contractual four-year broadcast rights of Texas Rangers baseball and an adjustment in the value of the contract for the 1996 season.

NOTE 15 -- DEFINED CONTRIBUTION PLAN

     The Company participates in a 401(k) defined contribution plan in which most of its employees were eligible to participate. The Plan presently provides for discretionary employer contributions. The Company made contributions of approximately $672 in 1998. The Company made no contributions in 1996 or 1997.

NOTE 16 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              PREDECESSOR               COMPANY
                                                    -------------------------------   ------------
                                                                        FIVE MONTHS   SEVEN MONTHS
                                                                           ENDED         ENDED
                                                                          MAY 31,     DECEMBER 31,
                                                     1996      1997        1998           1998
                                                    -------   -------   -----------   ------------
Cash paid during the year for:
  Interest........................................  $30,898   $65,184     $30,760       $40,397
  Income taxes....................................  $    81   $ 1,059     $ 1,200       $89,625

     Supplemental schedule of noncash investing and financing activities:

        During 1998, the Company's parent contributed certain radio stations and rights to the Company with an aggregate historical book value and fair value of approximately $11,509.

        Issuance of equity securities, including deferred equity security issuance, and assumption of debt in connection with certain acquisitions (Note 4)

        Agreements to pay future cash consideration in connection with certain acquisitions (Note 4)

        Exchange of radio stations (Note 4)

        Issuance of warrants in connection with SCMC termination agreement (Note
     12).

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

ERNST & YOUNG LLP

New York, New York
February 10, 1997

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                PERIOD FROM
                                                              JANUARY 1, 1996
                                                              TO OCTOBER 16,       YEAR ENDED
                                                                   1996         DECEMBER 31, 1995
                                                              ---------------   -----------------
Total revenue...............................................   $ 34,826,060        $33,652,677
Less agency commissions.....................................     (2,869,014)        (2,857,912)
                                                               ------------        -----------
Net revenue.................................................     31,957,046         30,794,765
Operating expenses:
  Programming, technical and news...........................      5,906,967          5,365,686
  Sales and promotion.......................................      9,303,914          8,796,481
  General and administrative................................      6,081,262          4,870,463
Corporate expenses..........................................      1,756,797          2,051,181
Depreciation and amortization...............................      2,157,750          1,926,250
Other expense...............................................     13,833,728          2,006,550
                                                               ------------        -----------
Operating (loss) income.....................................     (7,083,372)         5,778,154
Interest expense............................................     (8,860,958)        (7,805,525)
Interest income.............................................        221,806            420,659
Other expenses, net.........................................      1,980,908             48,796
                                                               ------------        -----------
Loss before provision for income taxes and extraordinary
  loss......................................................    (17,703,432)        (1,655,508)
Provision for income taxes..................................        133,000            140,634
                                                               ------------        -----------
Loss before extraordinary loss..............................    (17,836,432)        (1,796,142)
Extraordinary loss on extinguishment of debt................             --           (443,521)
                                                               ------------        -----------
Net loss....................................................   $(17,836,432)       $(2,239,663)
                                                               ============        ===========

                            See accompanying notes.

                     COMMODORE MEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM        YEAR ENDED
                                                              JANUARY 1, 1996 TO   DECEMBER 31,
                                                               OCTOBER 16, 1996        1995
                                                              ------------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................     $(17,836,432)     $ (2,239,663)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Loss on extinguishment of debt............................               --           443,521
  Depreciation and amortization.............................        2,157,750         1,926,250
  Noncash interest..........................................        3,315,669         2,673,829
  Long-term incentive compensation..........................        1,066,893            79,000
  Non-cash compensation.....................................       12,731,587                --
  Provision for uncollectible accounts and notes
     receivable.............................................          488,320           556,137
  Loss on disposition of assets.............................               --             9,819
  Net barter income.........................................         (222,645)         (184,300)
  Initial public offering and pending merger expenses.......        1,909,648                --
  Changes in assets and liabilities, net of amounts
     acquired:
     Increase in accounts receivable........................       (2,351,753)       (1,847,015)
     Increase in prepaid expenses and other current
       assets...............................................         (208,462)          (88,787)
     Decrease in accounts payable and accrued expenses......         (337,896)         (158,855)
     Decrease in accrued compensation.......................         (496,177)         (230,645)
     Increase in accrued interest...........................        1,752,172           582,525
     Increase (decrease) in accrued income taxes............           20,952          (277,135)
                                                                 ------------      ------------
          Total adjustments.................................       19,826,058         3,484,344
                                                                 ------------      ------------
Net cash provided by operating activities...................        1,989,626         1,244,681
CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loan by stockholder............................          250,375           182,988
Purchase of property, plant and equipment...................         (448,677)         (320,980)
Payments for acquisitions...................................      (31,900,000)       (3,100,000)
Deferred acquisition costs incurred.........................       (1,326,673)         (417,020)
Deposits on pending acquisitions............................         (745,000)         (525,000)
Loans to employees..........................................               --          (315,863)
Other investing activities, net.............................         (187,528)           87,528
                                                                 ------------      ------------
Net cash used in investing activities.......................      (34,357,503)       (4,408,347)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Senior Notes and warrants.........               --        64,956,422
Proceeds from Existing Credit Facility......................       18,700,000                --
Net proceeds from issuance of preferred stock...............        9,822,520                --
Proceeds from issuance of common stock......................               --               100
Payment of initial public offering and merger expenses......       (1,007,297)               --
Repayment of amounts borrowed...............................               --       (39,014,833)
Payment of financing related costs..........................         (781,170)       (4,226,762)
Redemption of preferred stock...............................               --        (8,665,835)
Purchase of redeemable warrant..............................               --        (1,000,000)
Repurchase of common stock..................................               --           (25,000)
Principal payments on capital leases........................           (9,812)          (11,186)
                                                                 ------------      ------------
Net cash provided by financing activities...................       26,724,241        12,012,906
                                                                 ------------      ------------
Net (decrease) increase in cash and short-term cash
  investments...............................................       (5,643,636)        8,849,240
Cash and short-term cash investments at beginning of
  period....................................................       10,891,489         2,042,249
                                                                 ------------      ------------
Cash and short-term cash investments at end of period.......     $  5,247,853      $ 10,891,489
                                                                 ============      ============
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest......................................     $  3,793,117      $  4,474,789
Cash paid for income taxes..................................     $    112,049      $    417,769
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Asset acquisitions recorded in connection with barter
  transactions..............................................     $    189,982      $    112,636

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

  Deferred Charges

     Legal fees, bank loan closing costs and other expenses associated with debt financing are being amortized using the effective interest rate method. Amortization of debt expense charged to operations and included in interest expense amounted to approximately $450,000 for the period ended October 16, 1996 and approximately $385,000 for the year ended December 31, 1995.

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

  Barter Transactions

     The fair value of barter and trade-out transactions is included in broadcast revenue and sales and promotion expense. Barter revenue is recorded when advertisements are broadcast and barter expense is recorded when merchandise or services are received. Barter transactions charged to operations were as follows:

                                                    PERIOD FROM
                                                    JANUARY 1,
                                                      1996 TO       YEAR ENDED
                                                    OCTOBER 16,    DECEMBER 31,
                                                       1996            1995
                                                    -----------    ------------
Trade sales.......................................  $ 3,204,468    $ 3,238,111
Trade expense.....................................   (2,981,823)    (3,053,811)
                                                    -----------    -----------
Net barter transactions...........................  $   222,645    $   184,300
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

     Unaudited pro forma results of operations for the Company as if the aforementioned acquisitions had been consummated on January 1, 1995 are as follows (in thousands):

                                                       PERIOD FROM
                                                       JANUARY 1,
                                                         1996 TO      YEAR ENDED
                                                       OCTOBER 16,   DECEMBER 31,
                                                          1996           1995
                                                       -----------   ------------
Net revenue..........................................    $31,505       $38,483
Net loss before extraordinary loss...................     (4,037)       (3,673)
Net loss.............................................     (4,037)       (4,117)

5. INCOME TAXES

     The Company has recorded a provision for income taxes as follows:

                                                       PERIOD FROM
                                                       JANUARY 1,
                                                         1996 TO      YEAR ENDED
                                                       OCTOBER 16,   DECEMBER 31,
                                                          1996           1995
                                                       -----------   ------------
Current:
  Federal............................................   $     --       $     --
  State and local....................................    133,000        140,634
Deferred:
  Federal............................................         --             --
  State and local....................................         --             --
                                                        --------       --------
          Total......................................   $133,000       $140,634
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

     The reconciliation of income tax computed at the U.S. federal statutory rates to effective income tax expense is as follows:

                                                     PERIOD FROM
                                                     JANUARY 1,
                                                       1996 TO      YEAR ENDED
                                                     OCTOBER 16,   DECEMBER 31,
                                                        1996           1995
                                                     -----------   ------------
Provision at statutory rate........................  $(1,184,000)   $(734,695)
State and local taxes..............................      133,000      140,634
Nondeductible expense..............................       33,800        8,286
Increase in valuation allowance, net of rate
  changes..........................................    1,150,200      726,409
Alternative minimum tax............................           --           --
                                                     -----------    ---------
          Total....................................  $   133,000    $ 140,634
                                                     ===========    =========

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Capstar Radio Broadcasting Partners, Inc.

     Our report on the consolidated financial statements of Capstar Radio Broadcasting Partners, Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedules of Capstar Radio Broadcasting Partners, Inc. and Subsidiaries herein.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PRICEWATERHOUSECOOPERS LLP

Austin, Texas
February 26, 1999

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                   SCHEDULE I

                    PARENT COMPANY CONDENSED BALANCE SHEETS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1998
                                                              --------   ----------
Cash and cash equivalents...................................  $ 59,398   $      156
Prepaid expenses and other current assets...................       104        2,013
                                                              --------   ----------
          Total current assets..............................    59,502        2,169
Investment in subsidiaries, at equity.......................   272,347    1,929,271
Due from subsidiaries.......................................   532,936      993,885
Due from parent.............................................        --        1,951
Property and equipment, net.................................     2,558        9,513
Intangible assets, net......................................    56,309       61,301
Other assets................................................        --        4,107
                                                              --------   ----------
          Total assets......................................  $923,652   $3,002,197
                                                              ========   ==========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable............................................       310        2,300
Accrued liabilities.........................................     2,849       16,570
Income taxes payable........................................        --        2,360
                                                              --------   ----------
          Total current liabilities.........................     3,159       21,230
                                                              --------   ----------
Due to parent...............................................    14,146      100,877
Long-term debt..............................................   415,467    1,107,261
Deferred income taxes.......................................    29,565       26,564
                                                              --------   ----------
          Total liabilities.................................   462,337    1,255,932
                                                              --------   ----------
Redeemable preferred stock Stockholder's equity:
  Common Stock..............................................     4,759       11,131
  Additional paid-in capital................................   491,085    1,820,229
  Unearned compensation.....................................        --       (4,893)
  Accumulated deficit.......................................   (34,529)     (80,202)
                                                              --------   ----------
          Total stockholder's equity........................   461,315    1,746,265
                                                              --------   ----------
          Total liabilities and stockholder's equity........  $923,652   $3,002,197
                                                              ========   ==========

     The accompanying notes are an integral part of the condensed financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                   SCHEDULE I
               PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        PERIOD FROM INCEPTION
                                                         (OCTOBER 11, 1996)     YEAR ENDED DECEMBER 31,
                                                               THROUGH          -----------------------
                                                          DECEMBER 31, 1996        1997         1998
                                                        ---------------------   ----------   ----------
Equity in losses of consolidated subsidiaries.........         $(6,710)          $ 14,485     $ 56,119
Corporate expenses....................................              --              7,541       12,544
Corporate expenses noncash compensation...............              --             10,575       21,260
Merger, nonrecurring and system development expense...              --              4,729       12,970
Depreciation and amortization.........................             296                745        1,608
Interest expense......................................          (2,421)           (25,307)     (47,275)
Interest income.......................................              --              2,745        2,644
Other income..........................................              --          -- ......          433
                                                               -------           --------     --------
Loss before benefit for income taxes, dividends and
  accretion on preferred stock of subsidiary and
  extraordinary items.................................          (9,427)           (31,667)     (36,461)
Benefit for income taxes..............................              --              6,063        7,872
Dividends and accretion on preferred stock of
  subsidiary..........................................              --          -- ......        9,779
                                                               -------           --------     --------
Loss before extraordinary item........................          (9,427)           (25,604)     (38,368)
Extraordinary item....................................              --              2,403        7,305
                                                               -------           --------     --------
Net loss..............................................         $(9,427)          $(28,007)    $(45,673)
                                                               =======           ========     ========

     The accompanying notes are an integral part of the condensed financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                   SCHEDULE I

               PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   PERIOD FROM INCEPTION     YEAR ENDED DECEMBER 31,
                                                    (OCTOBER 11, 1996)       -----------------------
                                                 THROUGH DECEMBER 31, 1996     1997         1998
                                                 -------------------------   ---------   -----------
Net cash provided by (used in) operating
  activities...................................          $   3,085           $  (7,862)  $   (10,439)
                                                         ---------           ---------   -----------
Cash flows from investing activities:
  Investment in subsidiaries...................                 --              36,277      (360,925)
  Acquisition of subsidiary....................           (128,339)           (495,775)   (1,451,428)
  Purchase of property and equipment...........               (535)               (719)       (7,356)
                                                         ---------           ---------   -----------
  Net cash used in investing activities........           (128,874)           (460,217)   (1,819,709)
                                                         ---------           ---------   -----------
Cash flows from financing activities:
  Dividends paid to parent.....................                 --              (9,110)     (245,941)
  Proceeds from issuance of long-term debt.....             35,000             406,618     1,174,500
  Repayment of long-term debt..................                 --            (165,249)     (491,801)
  Proceeds from issuance of common stock.......             94,155             308,934       865,504
  Capital contributions from parent............                 --                  --       477,531
  Advances from parent.........................                 --               2,238            --
  Payment of financing related costs...........             (2,706)            (16,614)       (8,887)
                                                         ---------           ---------   -----------
  Net cash provided by financing activities....            126,449             526,817     1,770,906
                                                         ---------           ---------   -----------
Net increase (decrease) in cash and cash
  equivalents..................................                660              58,738       (59,242)
Cash and cash equivalents at beginning of
  period.......................................                 --                 660        59,398
                                                         ---------           ---------   -----------
Cash and cash equivalents at end of period.....          $     660           $  59,398   $       156
                                                         =========           =========   ===========

     The accompanying notes are an integral part of the condensed financial statements.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                   SCHEDULE I

             NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. GENERAL

     The accompanying condensed financial statements of Capstar Radio Broadcasting Partners, Inc. (the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K.

2. OBLIGATIONS, GUARANTEES AND COMMITMENTS

     The Company has guaranteed the obligations under a senior credit facility of its subsidiary Capstar Radio Broadcasting Partners, Inc. Such obligations prohibit the subsidiary from making loans or transfers or paying dividends to the Company without the consent of the lenders subject to certain provisions in the senior credit facility. See Note 14 to consolidated financial statements regarding these obligations.

3. OTHER

     See Notes 10 and 11, respectively, to consolidated financial statements for a description of the long-term debt and redeemable preferred stock of the Company.

           CAPSTAR RADIO BROADCASTING PARTNERS, INC. AND SUBSIDIARIES

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               ADDITIONS
                                              BALANCE    ---------------------   DEDUCTIONS
                                                AT       CHARGED TO              ----------    BALANCE
                                             BEGINNING   COSTS AND    AMOUNTS      DIRECT      AT END
                DESCRIPTION                  OF PERIOD    EXPENSES    ACQUIRED   WRITE-OFFS   OF PERIOD
                -----------                  ---------   ----------   --------   ----------   ---------
Allowance for doubtful accounts 12/31/96...   $  136       $  661      $  733      $  363      $1,167
Allowance for doubtful accounts 12/31/97...    1,167        2,044       1,355       1,677       2,889
Allowance for doubtful accounts 12/31/98...    2,889        5,916       4,747       5,200       8,352

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         2.1.1           -- Agreement and Plan of Merger, dated August 26, 1998,
                            among Chancellor Media, Capstar Broadcasting and CBC
                            Acquisition Company, Inc.(1)
         2.1.2           -- Voting Agreement, dated August 26, 1998, among Chancellor
                            Media, Capstar Broadcasting Partners, L.P., Thomas O.
                            Hicks and Steven R. Hicks.(1)
         3.1.1           -- Certificate of Incorporation of Capstar Radio.(25)
         3.1.2           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated April 29, 1996.(26)
         3.1.3           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated February 17, 1997.(27)
         3.1.4           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated February 20, 1997.(27)
         3.1.5           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated April 30, 1997.(27)
         3.1.6           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated June 26, 1997.(27)
         3.1.7           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated January 16, 1998.(28)
         3.1.8           -- Certificate of Amendment to Certificate of Incorporation
                            of Capstar Radio, dated January 28, 1998.(28)
         3.2.1           -- By-laws of Capstar Radio.(25)
         3.2.2           -- Certificate of Amendment to By-laws of Capstar Radio.(26)
         4.1             -- Indenture, dated June 17, 1997, between Capstar Radio and
                            U.S. Trust Company of Texas, N.A. governing Capstar
                            Radio's outstanding 9 1/4% Senior Subordinated Notes due
                            2007.(5)
         4.2.1           -- Certificate of Designation of the Powers, Preferences and
                            Relative, Participating, Optional and Other Special
                            Rights of Preferred Stock and Qualifications, Limitations
                            and Restrictions Thereof of 12 5/8% Series E Cumulative
                            Exchangeable Preferred Stock of SFX Broadcasting, Inc.
                            ("SFX"), due October 31, 2006 ("SFX Certificate of
                            Designation").(6)
         4.2.2           -- Certificate of Amendment to SFX Certificate of
                            Designation.(7)
         4.3             -- Indenture, governing SFX's 12 5/8% Subordinated Exchange
                            Debentures due 2006.(8)
         4.4.1           -- Indenture, dated May 31, 1996, between SFX, the
                            guarantors named therein and Chemical Bank, governing
                            SFX's 10 3/4% Senior Subordinated Notes due 2006 (the
                            "10 3/4% SFX Notes Indenture").(9)
         4.4.2           -- First Supplement to 10 3/4% SFX Notes Indenture.(8)
         4.4.3           -- Second Supplement to 10 3/4% SFX Notes Indenture.(8)
         4.4.4           -- Third Supplement to 10 3/4% SFX Notes Indenture.(8)
         4.4.5           -- Fourth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.6           -- Fifth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.7           -- Sixth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.8           -- Seventh Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.9           -- Eighth Supplement to 10 3/4% SFX Notes Indenture.(2)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         4.4.10          -- Ninth Supplement to 10 3/4% SFX Notes Indenture.(2)
         4.4.11          -- Tenth Supplement to 10 3/4% SFX Notes Indenture.(10)
         4.5.1           -- Indenture, dated October 7, 1993, between SFX and
                            Chemical Bank, as trustee, governing SFX's 11 3/8% Senior
                            Subordinated Notes due 2000 (the "11 3/8% SFX
                            Indenture").(11)
         4.5.2           -- First Supplement to 11 3/8% SFX Indenture.(9)
        10.1.1           -- Credit Agreement, dated May 29, 1998, among Capstar
                            Radio, Capstar Partners, Capstar Broadcasting and the
                            financial institutions party thereto.(12)
        10.1.2           -- First Amendment to Credit Agreement.(29)
        10.2             -- Financial Advisory Agreement, dated as of July 1, 1997, between Capstar Broadcasting and Hicks, Muse & Co.
                            Partners, L.P. ("HMCo").(5)
        10.3             -- Financial Advisory Agreement, dated as of October 16,
                            1996, between Capstar Partners and HMCo.(3)
        10.4             -- Monitoring and Oversight Agreement, dated as of July 1,
                            1997, between Capstar Broadcasting and HMCo.(5)
        10.5             -- Monitoring and Oversight Agreement, dated as of October
                            16, 1996, between Capstar Partners and HMCo.(3)
        10.6             -- Form of Indemnification Agreement between Capstar
                            Broadcasting and each of its directors and officers.(5)+
        10.7.1           -- Employment Agreement, dated February 14, 1997, between
                            Capstar Partners and R. Steven Hicks.(3)+
        10.7.2           -- First Amendment to Employment Agreement, effective July
                            1, 1997, between R. Steven Hicks, Capstar Partners, and
                            Capstar Broadcasting.(13)+
        10.7.3           -- Second Amendment to Employment Agreement.(29)+
        10.8.1           -- Employment Agreement, dated July 1, 1997, between Capstar
                            Broadcasting and Paul D. Stone.(5)+
        10.8.2           -- First Amendment to Employment Agreement.(29)+
        10.9.1           -- Employment Agreement dated July 1, 1997, between Capstar
                            Broadcasting and William S. Banowsky, Jr.(5)+
        10.9.2           -- First Amendment to Employment Agreement.(29)+
        10.10.1          -- Employment Agreement between GulfStar Communications,
                            Inc. and John D. Cullen.(14)+
        10.10.2          -- First Amendment to Employment Agreement between GulfStar
                            Communications, Inc. and John D. Cullen.(4)+
        10.11            -- Not Used.
        10.12.1          -- Amended and Restated Capstar Broadcasting Corporation
                            1998 Stock Option Plan.(16)+
        10.12.2          -- First Amendment to Amended and Restated Capstar
                            Broadcasting Corporation 1998 Stock Option Plan.(29)+
        10.13.1          -- Form of Incentive Stock Option Agreement.(5)+
        10.13.2          -- Form of Non-Qualified Stock Option Agreement for
                            Employees.(5)+
        10.13.3          -- Form of Non-Qualified Stock Option Agreement for
                            Non-Employees.(14)+
        10.14.1          -- Affiliate Stockholders Agreement, dated October 16, 1996, among Capstar Partners, Hicks Muse, R. Steven Hicks and
                            the security holders listed therein.(3)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.14.2          -- First Amendment and Supplement to Affiliate Stockholders
                            Agreement, dated January 27, 1997, by and among Capstar
                            Partners, the securityholders listed therein and Hicks
                            Muse.(3)
        10.14.3          -- Second Amendment to Affiliate Stockholders Agreement,
                            dated February 20, 1997, by and among Capstar Partners,
                            the security holders listed therein and Hicks Muse.(17)
        10.14.4          -- Third Amendment to Affiliate Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
        10.14.5          -- Fourth Amendment to Affiliate Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(2)
        10.15.1          -- Management Stockholders Agreement, dated November 26,
                            1996, among Capstar Partners, the securityholders listed
                            therein and Hicks Muse.(3)
        10.15.2          -- First Amendment to Management Stockholders Agreement,
                            dated January 27, 1997, by and among Capstar Partners and
                            the securityholders listed therein.(3)
        10.15.3          -- Second Amendment to Management Stockholders Agreement,
                            dated June 20, 1997, by and among Capstar Broadcasting,
                            Capstar Partners, the security holders listed therein and
                            Hicks Muse.(5)
        10.15.4          -- Third Amendment to Management Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            Capstar Partners, the securityholders listed therein and
                            Hicks Muse.(2)
        10.16            -- Amended and Restated GulfStar Stockholders Agreement,
                            dated May 18, 1998, by and among Capstar Broadcasting,
                            the security holders listed therein, and Hicks Muse.(2)
        10.17.1          -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 323,120 shares of Class C Common
                            Stock.(12)+
        10.17.2          -- Amendments to Warrants.(29)+
        10.18            -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 255,317 shares of Class C Common
                            Stock.(12)+
        10.19            -- Amended and Restated Warrant, dated April 1, 1998, issued to R. Steven Hicks for 930,000 shares of Class C Common
                            Stock.(12)+
        10.20.1          -- Stock Purchase Agreement, dated June 12, 1997, by and
                            among Capstar Acquisition Company, Inc., Capstar
                            Partners, Patterson Broadcasting, Inc. and the selling
                            stockholders named therein (the "Patterson Stock Purchase
                            Agreement").(5)
        10.20.2          -- First Amendment to Patterson Stock Purchase
                            Agreement.(14)
        10.20.3          -- Second Amendment to Patterson Stock Purchase
                            Agreement.(18)
        10.20.4          -- Third Amendment to Patterson Stock Purchase
                            Agreement.(18)
        10.20.5          -- Fourth Amendment to Patterson Stock Purchase
                            Agreement.(18)
        10.21            -- Agreement and Plan of Merger, dated June 16, 1997, by and among GulfStar Communications, Inc., Capstar
                            Broadcasting, CBC-GulfStar Merger Sub, Inc. and the
                            stockholders listed therein.(5)
        10.22.1          -- Agreement and Plan of Merger, dated August 24, 1997, by and among SBI Holding Corporation, SBI Radio Acquisition
                            Corporation and SFX Broadcasting, Inc. (The "SFX Merger
                            Agreement").(19)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.22.2          -- Amendment No. 1 to SFX Merger Agreement.(7)
        10.22.3          -- Amendment No. 2 to the SFX Merger Agreement.(20)
        10.23.1          -- Letter Agreement, dated February 20, 1998 between
                            Chancellor Media Corporation of Los Angeles and Capstar
                            Broadcasting ("Chancellor Letter Agreement").(21)
        10.23.2          -- Amendment to Chancellor Letter Agreement.(24)
        10.24            -- Form of Time Brokerage Agreement with Chancellor Media
                            Corporation.(24)
        10.25.1          -- Capstar Broadcasting Corporation Pledge Agreement, dated
                            May 29, 1998, between Capstar Broadcasting and Chancellor
                            Media Corporation of Los Angeles.(12)
        10.25.2          -- Note, dated May 29, 1998, due to Chancellor Media
                            Corporation.(12)
        10.26            -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 187,969 shares of Class C Common Stock.(12)
        10.27            -- Warrant, dated April 1, 1998, issued to R. Steven Hicks for 500,000 shares of Class C Common Stock.(12)
        10.28.1          -- Letter of Credit Agreement, dated February 12, 1998
                            between R. Steven Hicks and Banker's Trust Company.(23)
        10.28.2          -- Guaranty and Purchase Agreement, dated February 12, 1998 made by Capstar Radio in favor of Banker's Trust
                            Company.(23)
        10.28.3          -- Letter Agreement between R. Steven Hicks and Capstar
                            Broadcasting.(29)
        10.29.1          -- Warrant, dated April 1, 1998, issued to Paul D. Stone for
                            150,000 shares of Class A Common Stock.(12)+
        10.29.2          -- First Amendment to Warrant.(29)+
        10.30.1          -- Warrant, dated April 1, 1998, issued to William S.
                            Banowsky, Jr. for 150,000 shares of Class A Common
                            Stock.(12)+
        10.30.2          -- First Amendment to Warrant.(29)+
        10.31            -- Agreement and Plan of Merger, dated July 23, 1998, among
                            Capstar Radio, TBC Radio Acquisition Corp. and Triathlon
                            Broadcasting Company.(15)
        10.32            -- Letter Agreement, dated January 2, 1998, between Capstar
                            Broadcasting and Chancellor Media Corporation of Los
                            Angeles regarding The AMFM Radio Networks.(29)
        10.33            -- Master Agreement, dated March 6, 1997, between Katz
                            Communications, Inc., Capstar Partners and Gulfstar
                            Communications.(29)
        21.1             -- List of Subsidiaries.*
        27.1             -- Financial Data Schedule.*

---------------

  +  Management contract or compensatory plan or arrangement.

  *  Filed herewith.

 (1) Incorporated by reference to Schedule 13D/A filed by Thomas O. Hicks, et al. on September 3, 1998, File No. 000-54151.

 (2) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement on Form S-1, dated May 19, 1998, File No. 333-48819.

 (3) Incorporated by reference to Capstar Partners's Registration Statement on Form S-1, dated April 16, 1997, File No. 333-25263.

 (4) Incorporated by reference to Capstar Partners' and Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 333-25638.

 (5) Incorporated by reference to Capstar Partners's Amendment No. 1 to Registration Statement on Form S-4, dated July 8, 1997, File No. 333-25638.

 (6) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 27, 1997, File No. 000-22486.

 (7) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 000-22486.

 (8) Incorporated by reference to SFX's Current Report on Form 8-K, dated January 17, 1997, File No. 000-22486.

 (9) Incorporated by reference to SFX's Registration Statement on Form S-4, dated June 21, 1996, File No. 333-06553.

(10) Incorporated by reference to SFX's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 000-22486.

(11) Incorporated by reference to SFX's Amendment No. 3 to Registration Statement on Form S-1, dated September 29, 1993, File No. 33-66718.

(12) Incorporated by reference to Capstar Broadcasting's Current Report on Form 8-K, dated May 29, 1998, File No. 333-48819.

(13) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 333-25638.

(14) Incorporated by reference to Capstar Partners's Amendment No. 2 to Registration Statement on Form S-4, dated August 5, 1997, File No. 333-25638.

(15) Incorporated by reference to Capstar Broadcasting's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 333-48819.

(16) Incorporated by reference to Capstar Broadcasting's Amendment No. 2 to Registration Statement on Form S-1, dated May 11, 1998, File No. 333-48819.

(17) Incorporated by reference to Capstar Partners's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 333-25638.

(18) Incorporated by reference to Capstar Radio's Current Report on Form 8-K, dated February 13, 1998, File No. 333-25683.

(19) Incorporated by reference to SFX's Current Report on Form 8-K, dated August 26, 1997, File No. 000-22486.

(20) Incorporated by reference to SFX's Current Report on Form 8-K, dated February 17, 1998, File No. 000-22486.

(21) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-1, dated March 27, 1998, File No. 333-48819.

(22) Incorporated by reference to Capstar Broadcasting's Registration Statement on Form S-8, dated July 27, 1998, File No. 333-59937.

(23) Incorporated by reference to Capstar Broadcasting's Amendment No. 4 to Registration Statement on Form S-1, dated May 21, 1998, File No. 333-48819.

(24) Incorporated by reference to Capstar Broadcasting's Amendment No. 3 to Registration Statement or Form S-1, dated May 19, 1998, File No. 333-48819.

(25) Incorporated by reference to Commodore Media, Inc.'s Registration Statement on Form S-4, date July 26, 1995, File No. 33-92732.

(26) Incorporated by reference to Capstar Radio's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 33-92732.

(27) Incorporated by reference to Capstar Radio's Registration Statement on Form S-4, dated August 6, 1997, File No. 33-92732.

(28) Incorporated by reference to Capstar Radio's Quarterly Report on Form 10-Q for the period ended March 31, 1998, File No. 33-92732.

(29) Incorporated by reference to Capstar Broadcasting's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 001-14107.